Form 10QSB
period 1996-06-30
NORTHEAST INDIANA BANCORP INC
filed 1996-08-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

 [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          EXCHANGE ACT

For the transition period from            to

                         Commission file number 0-26012

                         NORTHEAST INDIANA BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

       Delaware                                       35-1948594
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)

648 North Jefferson Street, Huntington, IN              46750
(Address of principal executive offices)              (Zip Code)

                                 (219) 356-3311
                Issuer's telephone number, including area code:

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                      CLASS OUTSTANDING AT August 12, 1996
                Common Stock, par value $.01 per share 1,967,670


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.         FINANCIAL INFORMATION (UNAUDITED)

        Item 1.         Consolidated Condensed Financial Statements

                        Consolidated Condensed Balance Sheets
                        June 30, 1996 and December 31, 1995

                        Consolidated Condensed Statements of Income for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995

                        Consolidate Statement of Change in Shareholders' Equity for the six months ended June 30, 1996

                        Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995

                        Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.        OTHER INFORMATION

                        Signature page

                         NORTHEAST INDIANA BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                 See accompanying notes to financial statements

                                                                                                    June 30            December 31
                                                                                                      1996                1995
                                                                                                 -------------        -------------
                                                                                                  (Unaudited)
ASSETS
Cash and due from financial institutions .................................................       $   2,921,125        $   2,467,934
Interest earning deposits in financial institutions - short term .........................             455,320            2,204,407
                                                                                                 -------------        -------------
  Total cash and cash equivalents ........................................................           3,376,445            4,672,341

Interest earning deposits in financial institutions ......................................             100,000              100,000
Securities available for sale ............................................................           9,962,085            3,820,759
Securities held to maturity,  estimated market value of $920,000 and $986,000 at
June 30, 1996 and December 31, 1995, respectively
                                                                                                       923,958              985,906
Loans receivable, net of allowance for loan losses June 30, 1996 -
$984,000 and December 31, 1995 - $881,000 ................................................         133,957,264          122,640,770
Accrued interest receivable ..............................................................             317,305              232,925
Other real estate owned, net .............................................................                --                   --
Federal Home Loan Bank stock, at cost ....................................................           2,500,000            2,075,000
Premises and equipment, net ..............................................................           2,064,577            2,131,617
Other assets .............................................................................             926,828              909,263
                                                                                                 -------------        -------------
TOTAL ASSETS .............................................................................       $ 154,128,462        $ 137,568,581
                                                                                                 =============        =============

LIABILTIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits ...............................................................................       $  74,239,757        $  68,202,930
  Short Term Borrowed Funds ..............................................................          23,500,000           22,500,000
  Long Term Debt .........................................................................          26,495,044           15,000,000
  Advances from borrowers for taxes and insurance ........................................             109,481              116,786
  Accrued interest payable and other liabilities .........................................             659,408              715,820
                                                                                                 -------------        -------------
    Total liabilities ....................................................................         125,003,690          106,535,536

Shareholders' equity
  Preferred Stock, $.01 par value, authorized and unissued
     500,000 shares ......................................................................                --                   --
  Common stock, $.01 par value, authorized
  4,000,000 shares; issued:  2,182,125 shares ............................................              21,821               21,821
  Additional paid-in capital .............................................................          21,241,955           21,215,284
  Unearned ESOP compensation .............................................................          (1,527,550)          (1,600,225)
  Unearned RRP compensation ..............................................................            (922,622)                --
  Treasury Stock 120,455 shares at cost ..................................................          (1,597,420)                --
  Retained earnings - substantially restricted ...........................................          11,935,872           11,393,893
  Net Unrealized appreciation (loss) on securities .......................................             (27,284)               2,272
                                                                                                 -------------        -------------
     Total shareholders' equity ..........................................................          29,124,772           31,033,045
                                                                                                 -------------        -------------
         Total Liabilities and Shareholder's Equity ......................................       $ 154,128,462        $ 137,568,581
                                                                                                 =============        =============

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three and Six months ended June 30, 1996
                 See accompanying notes to financial statements

                                                                         Three Months Ended                    Six Months Ended
                                                                              June 30                              June 30
                                                                       1996              1995              1996               1995
                                                                    ----------        ----------        ----------        ----------
                                                                                               (Unaudited)
 Interest income
  Loans receivable
     Mortgage loans ........................................        $2,217,187        $1,864,110        $4,332,345        $3,661,878
     Consumer and other loans ..............................           423,549           326,383           830,010           621,750
  Securities
     Taxable ...............................................           171,201            81,770           269,399           158,478
     Tax exempt ............................................             8,409             9,091            17,046            18,403
   Other interest-earning assets ...........................            25,318            78,263            63,754           104,572
                                                                    ----------        ----------        ----------        ----------
     Total interest income .................................         2,845,664         2,359,617         5,512,554         4,565,081

Interest expense
  Deposits .................................................           866,835           827,333         1,688,799         1,579,916
  Borrowed funds ...........................................           596,210           590,097         1,122,874         1,145,075
                                                                    ----------        ----------        ----------        ----------
     Total interest expense ................................         1,463,045         1,417,430         2,811,673         2,724,991
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................         1,382,619           942,187         2,700,881         1,840,090

Provision for loan losses ..................................            51,000            63,288           133,200           110,538
                                                                    ----------        ----------        ----------        ----------

Net interest income after provision for loan
losses .....................................................         1,331,619           878,899         2,567,681         1,729,552

Noninterest income
  Gain on sale of securities ...............................              --                --                --                --
  Other ....................................................           105,201            83,966           198,734           164,943
                                                                    ----------        ----------        ----------        ----------
     Total noninterest income ..............................           105,201            83,966           198,734           164,943

Noninterest expense
  Compensation and benefits ................................           372,664           329,524           740,498           588,107
  Occupancy and equipment ..................................            66,037            46,057           131,986            93,479
  SAIF deposit insurance
   premiums ................................................            38,981            39,250            77,279            78,501
  Other ....................................................           200,786           157,582           422,351           328,815
                                                                    ----------        ----------        ----------        ----------
     Total noninterest expense .............................           678,468           572,413         1,372,114         1,088,902
                                                                    ----------        ----------        ----------        ----------

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three and Six months ended June 30, 1996
                 See accompanying notes to financial statements

                                                                         Three Months Ended                    Six Months Ended
                                                                              June 30                              June 30
                                                                       1996              1995              1996               1995
                                                                    ----------        ----------        ----------        ----------
                                                                                               (Unaudited)
Income before income taxes .................................           758,352           390,452         1,394,301           805,593

Income tax expense .........................................           295,336           125,022           534,038           268,505
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $  463,016        $  265,430        $  860,263        $  537,088
                                                                    ==========        ==========        ==========        ==========
Earnings per share subsequent
 to conversion
  Net income ...............................................        $     0.24               N/A        $     0.44               N/A

                                                   NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                                   Six months ended June 30, 1996
                                           See accompanying notes to financial statements
                                                             (Unaudited)

                                                                                          Common            Common
                                             Additional                                   Stock             Stock
                                              Common       Paid-in        Retained       Treasury          Acquired        Acquired
                                             ----------  ------------   -----------    ------------      -----------     -----------
Balance, January 1, 1996 .............         21,821     21,215,284     11,393,893            --        (1,600,225)           --

Dividends Paid $0.15 per
  share year to date .................           --             --         (318,284)           --              --              --

Shares committed to be
 released under ESOP .................           --           26,671           --              --            72,675            --

Purchase of 120,455
shares of Treasury Stock .............           --             --             --        (1,597,420)           --              --


Purchase of RRP Stock ................           --             --             --              --              --        (1,025,136)

Amortization of RRP
  Contributions ......................           --             --             --              --              --           102,514

Change in net unrealized
  appreciation on securities
  available-for-sale .................           --             --             --              --              --              --

Net Income June 30, 1996 .............           --             --          860,263            --              --              --

Balances, June 30, 1996 ..............         21,821     21,241,955     11,935,872      (1,597,420)     (1,527,550)       (922,622)

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         Six months ended June 30, 1996
                 See accompanying notes to financial statements
                                   (Unaudited)

                                   (continued)

                                                   Unrealized
                                                 Appreciation
                                                 on Securities        Total
                                                   Available-     Shareholders'
                                                    for-Sale          Equity
Balance, January 1, 1996 ...............              2,272          31,033,045

Dividends Paid $0.15 per
  share year to date ...................               --              (318,284)

Shares committed to be
 released under ESOP ...................               --                99,346

Purchase of 120,455
shares of Treasury Stock ...............               --            (1,597,420)


Purchase of RRP Stock ..................               --            (1,025,136)

Amortization of RRP
  Contributions ........................               --               102,514

Change in net unrealized
  appreciation on securities
  available-for-sale ...................            (29,556)            (29,556)

Net Income June 30, 1996 ...............               --               860,263

Balances, June 30, 1996 ................            (27,284)         29,124,772

                                                   NORTHEAST INDIANA BANCORP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Six months ended June 30, 1996 and 1995
                                           See accompanying notes to financial statements

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                      1996                 1995
                                                                                                  ------------         ------------
                                                                                                             (Unaudited)
Cash flows from operating activities
  Net income .............................................................................        $    860,263         $    537,088
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion .....................................             108,147               44,388
     Net (gain) loss on sale of real estate owned ........................................                --                   --
     Net (gain) loss on sale of fixed assets .............................................                --                   (368)
     Unrealized (gain) loss on assets available-for-sale .................................              19,386                 --
     Provision for loan losses ...........................................................              97,295              110,538
     Amortization of ESOP Contributions ..................................................              72,676               72,737
     Amortization of ESOP-SOP 93-6 .......................................................              26,672                 --
     Amortization of RRP Contributions ...................................................             102,514                 --
     Increase in accrued interest receivable .............................................             (84,381)             (49,055)
     Increase in other assets ............................................................             (17,565)             (82,722)
     Increase in accrued interest payable and other liabilities ..........................             (56,413)             104,916
                                                                                                  ------------         ------------
         Total adjustments ...............................................................             268,331              200,434
                                                                                                  ------------         ------------
             Net cash from operating activities ..........................................           1,128,594              737,522

Cash flows from investing activities
  Net increase in interest-earning deposits in financial institutions ....................                --               (100,000)
  Purchase of securities available-for-sale ..............................................          (7,423,133)             (75,067)
  Purchase of securities held-to-maturity ................................................                --                   --
Proceeds from maturities and principal repayments of securities
    available-for-sale ...................................................................           1,200,000                 --
  Proceeds from maturities and principal repayments of securities
    held-to-maturity .....................................................................              61,948               35,769
  Net increase in loans ..................................................................         (11,413,789)          (7,421,757)
  Purchase of FHLB Stock .................................................................            (425,000)            (300,000)
  Proceeds from sale of premises, furniture and equipment ................................                --                    368
  Purchase of premises, furniture and equipment ..........................................              (8,242)            (203,297)
  Proceeds from sales of other real estate ...............................................                --                   --
                                                                                                  ------------         ------------
  Net cash from investing activities .....................................................         (18,008,216)          (8,063,984)

Cash flows from financing activities
  Net increase (decrease) in deposits ....................................................           6,036,827           (2,248,450)
  Advances from FHLB .....................................................................          31,495,044           20,000,000
  Repayment of FHLB advances .............................................................         (19,000,000)         (23,000,499)
  Increase in advances from borrowers for taxes and insurance ............................              (7,305)              12,998
  Net proceeds from stock issuance .......................................................                --             19,465,158
  Repurchase stock .......................................................................          (2,622,556)                --
  Cash dividends paid ....................................................................            (318,284)                --
                                                                                                  ------------         ------------
       Net cash from financing activities ................................................          15,583,726           14,229,207
                                                                                                  ------------         ------------

                                                   NORTHEAST INDIANA BANCORP, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Six months ended June 30, 1996 and 1995
                                           See accompanying notes to financial statements

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                      1996                 1995
                                                                                                  ------------         ------------
                                                                                                             (Unaudited)
Net increase in cash and cash equivalents ................................................          (1,295,896)           6,902,745
Cash and cash equivalents at beginning of period .........................................           4,672,341            2,814,424
                                                                                                  ------------         ------------

Cash and cash equivalents at end of period ...............................................        $  3,376,445         $  9,717,169
                                                                                                  ============         ============
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
     Interest ............................................................................        $  2,792,488         $  2,720,566
     Income taxes ........................................................................             598,446              321,094

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and Six months ended June 30, 1996 and 1995

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 1996 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). The unaudited information for the three and six months ended June 30, 1996 reflects the results of operations of First Federal Savings Bank. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - CONVERSION

First Federal completed a conversion from a mutual to a stock savings bank on June 27, 1995. Simultaneous with the conversion was the formation of the Company, incorporated in the state of Delaware. The initial issuance of shares of common stock in the Company on June 27, 1995 was 2,182,125 shares at $10 per share, resulting in net proceeds of $21,210,857, and was accomplished through an offering to the Bank's eligible account holders of record and the tax qualified employee stock ownership plan. Costs associated with the conversion and stock offering amounted to $610, 393, and were accounted for as a reduction of the proceeds from the issuance of common stock of the Company. The Company purchased all common shares issued by the Bank. This transaction was accounted for at historical cost in a manner similar to the pooling of interests method.

Federal regulations require that, upon conversion from a mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before liquidation distribution with respect to capital stock. This account will be proportionally reduced for any subsequent reduction in eligible holder's savings accounts.

Federal regulations impose limitations on the payment of dividends and other capital distributions, including, among others, that First Federal may not declare or pay cash dividends on any of its stock if the effect thereof would cause the Bank's capital to be reduced below the amount required for the liquidation account or the capital requirements imposed by the Financial
Institutions Reform Recover and Enforcement Act (FIRREA) and the Office of Thrift Supervision (the "OTS").

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 174,570 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1996, 14,548 shares were distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE

Earnings per common share is computed by dividing net income subsequent to the conversion by the weighted average number of shares of common stock outstanding subsequent to the conversion. As the conversion was effective on June 27, 1995, no earnings per share for the three and six months ended June 30, 1995. Earnings per common share for the three and six months ended June 30, 1996 is $.24 and $.44 respectively.

NOTE 5 - COMMON STOCK CASH DIVIDENDS

On April 25, 1996 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.075 per share. The dividend was paid on May 20, 1996 to shareholders of record on May 6, 1996. The payment of the cash dividend reduced shareholders' equity by $154,625.

It should also be noted that subsequently to the end of the second quarter, the Board of Directors announced on July 3, 1996 a quarterly cash dividend of $.075 per share. The dividend was paid on July 29, 1996 to shareholders of record on July 15, 1996. The payment of the cash dividend reduced shareholders' equity (third quarter) by $154,625.

NOTE 6 - STOCK REPURCHASE PLAN

On February 12, 1996 and February 16, 1996 Northeast Indiana Bancorp, Inc. (the "Company") announced its intention to repurchase 5% of the outstanding shares in the open market along with 4% of the outstanding shares to fund the Company's Recognition and Retention Plan (RRP). These two programs totaling 196,391 shares of common stock were completed on March 25, 1996. These programs reduced capital by approximately $1,597,000 and $1,025,000 respectively.

Subsequent to the end of the second quarter on July 8, 1996 the Board of Directors announced its intention to repurchase another 5% of its outstanding shares over the next six months. These shares will become Treasury Shares and will be used for general corporate purposes, including the issuance of shares in connection with grants and awards under the Company's stock based benefit plans. Through August 12, 1996, the Company has repurchased 94,000 of the 103,084 shares to be repurchased. It is estimated this repurchase program will reduce capital by approximately $1.25 million when completed.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1996, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of June 30, 1996, the Bank substantially exceeded all current regulatory capital standards.

                                        Regulatory                           Actual
                                    Capital Requirement              Capital Requirement
                                  Amount         Percent           Amount             Percent
                                  ------         -------           ------             -------
                                                   (Dollars in thousands)
Risk-based capital             $  7,502           8.00 %       $   21,166              22.57%
Core capital                      4,630           3.00             20,377              13.20
Tangible capital                  2,315           1.50             20,377              13.20

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at June 30, 1995, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. The Bank's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings. The Bank's earnings are also affected by provisions for loan losses, service charge and fee income, and other non-interest income, operating expenses and income taxes. Operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing, federal deposit insurance premiums and other general administrative expenses.

The most significant outside factors influencing the operations of First Federal Savings Bank and other savings institutions include general economic conditions, competition in the local market place and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

FINANCIAL CONDITION

The Company's total assets increased $16.5 million or 12.0% from $137.6 million at December 31, 1995 to $154.1 million at June 30, 1996. This increase was due primarily to funds generated from increased deposits growth of $6.0 million and an additional $12.5 million in FHLB advances. In addition to asset growth we purchased 9.0% of the outstanding shares to fund the Recognition and Retention Plan (RRP) and Treasury Stock which reduced our capital.

The Bank's cash and cash equivalents decreased $1.3 million from $4.7 million at December 31, 1995 to $3.4 million at June 30, 1996. This decrease was due primarily from the funds being used to purchase investment securities and to fund the net increase in loans.

Net loans receivable increased $11.4 million or 9.3% from $122.6 million at December 31, 1995 to $134.0 million at June 30, 1996. The increase in loans during the first six months of 1996 was predominantly in net mortgage loans which accounted for $9.6 million of the increase, and consumer and commercial products and the general favorable market conditions during the first quarter which carried over into the second quarter. Allowances for loan losses increased $103,000 through the six months ended June 30, 1996. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $984,000 include specific reserves for loans or partial loans classified as loss in the amount of $195,000.

INVESTMENTS

Securities available-for-sale increased $6.1 million from $3.8 million at December 31, 1995 to $10.0 million. This substantial increase includes $3.3 million in callable agencies with various call features and terms to help balance the liquidity portfolios interest rate risk and return. This increase also includes a $4.5 million in mortgage backed security products which provide additional investments that allow the bank to broaden the earning asset base as the institution grows. These investments have an aggregate mark to market loss of $45,000 before the effect of deferred taxes of $18,000 or a net mark to market loss of $27,000 at June 30, 1996.

RESULTS OF OPERATIONS

The Company had net income of $463,000 and $860,000 for the three and six months ended June 30, 1996 compared to $265,000 and $537,000 for the three and six months ended June 30, 1995. The increase in net income was primarily due to higher interest income which exceeded the increase in interest expense, resulting in a $541,000 increase in net interest income for the quarter and $861,000 for the six months ended June 30, 1996. The costs associated with the new office overhead, employee compensation and RRP expense contributed to the higher non-interest expense resulting in an increase of $106,000 for the quarter and $283,000 for the six months ended June 30, 1996 over the comparable periods in 1995.

Net interest income increased to $1,382,000 for the second quarter and $2.7 million for the six months ended June 30, 1996 compared to $942,000 and $1.8 million for the three and six months ended June 30, 1995. Interest income increased $482,000 to $2.85 million from $2.36 million for the second quarter ended June 30, 1996 and June 30, 1995, respectively. For the second quarter interest expense increased $46,000 to $1.46 million from $1.42 million for the quarter ended June 30, 1996 and 1995, respectively. The increased expense for the period was due to a combination of higher average balances in deposits and advances.

Provisions for loan losses decreased by $12,000 and increased by $22,000 for the three and six months ended June 30, 1996 compared to the same period ended June 30, 1995. This year to date increase was used to continue our effort to build the provision as loan balances grow.

Non-interest expense increased to $678,000 and $1.4 million for the three and six months ended June 30, 1996 compared to $572,000 and $1.1 million for the corresponding period in 1995. This represents an increase of $106,000 and $283,000 for the three and six months ended June 30, 1996. The majority of the increase was reflected in compensation and benefits. This expense for the three and six months ended June 30, 1996 reflected an increase of $43,000 to $373,000 and $152,000 to $740,000. The increased expense is due to establishing an ESOP with the conversion, providing for RRP costs and growth in employment needed to sustain growth in the institution for the three and six month periods ended June 30, 1996. Occupancy and equipment expense also increased for the three and six month period ended June 30, 1996 compared to 1995 by $20,000 to $66,000 and by $39,000 to $132,000. This is due to additional costs associated with the new branch. Other non-interest operating expenses were not significantly different for the three and six month period ended June 30, 1996 compared to June 30, 1995.

Income tax expense is up for the three and six months ended June 30, 1996 due to higher taxable income compared to 1995.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $51,000 and $133,000 for the three and six months ended June 30, 1996 compared to $63,000 and $111,000 for the same periods ended June 30, 1995. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

NON-PERFORMING ASSETS AND LOSSES PROVISIONS

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                             June 30   December 31
                                                              1996        1995
                                                             -------   -----------
Non-accruing loans .....................................       $381        $284
Accruing loans delinquent 90 days and more .............        --          --
Troubled debt restructuring ............................        --          --
Foreclosed assets ......................................        --          --

   Total non-performing assets .........................       $381        $284

   Total non-performing assets as a percentage
     of total assets ...................................        .25%        .21%

Total non-performing assets increased from $284,000 to $381,000 or .25% of total assets at June 30, 1996 from .21% of total assets at December 31, 1995.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At June 30, 1996, the Bank exceeded all regulatory capital standards.

At June 30, 1996, the Bank's risk based capital was $21.2 million or 22.57% of risk adjusted assets which exceeds the $7.5 million and the 8.0% OTS requirement by $13.7 million and 14.57%. The Bank's core capital at June 30, 1996 is $20.4 million or 13.20% which exceeds the OTS requirement of $4.6 million and 3.00% by $15.8 million and 10.20%. The tangible capital requirement is $2.3 million and 1.50% which the Bank exceeded by $18.1 million and 11.70% which is reflected by June 30, 1996 tangible capital balance of $20.4 million and a 13.20% ratio of tangible capital to assets.

LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1996, First Federal's liquidity ratio was 7.10%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 1996, First Federal had commitments to originate loans and to fund open lines of credit totaling $13.1 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

REGULATORY DEVELOPMENTS

The deposits of savings associations such as First Federal are presently insured by the SAIF which together with the BIF are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally pay lower premiums than the SAIF members. The lower premiums for BIF members took effect the third quarter of 1995. It is anticipated the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members have been placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. Several recapitalization plans have been considered by the Treasury Department, the FDIC, the OTS, and the Congress. But as of this time Congress has not passed a plan to expedite the recapitalization of the SAIF fund. Therefore, SAIF insured institutions such as First Federal are paying .23% premiums on their deposits while some BIF insured banks are paying lower premiums. At this time, no assurance can be given as to whether a recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF members. First Federal has paid $77,279 in premiums during the six months ended June 30, 1996.

                                     PART II


ITEM 1 - LEGAL PROCEEDING

         None


ITEM 2 - CHANGES IN SECURITIES

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              (1) April 17, 1996 Press Release, Announcement of First Quarter Earnings (2) April 25, 1996 Press Release, Announcement of
              Declaration   of  Dividends  (3)  July  3,  1996  Press   Release,
              Announcement of Declaration of Dividends (4) July 8, 1996 Press Release, Announcement of Stock Repurchase Program (5) July 19, 1996 Press Release, Announcement of Second Quarter Earnings

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHEAST INDIANA BANCORP, INC.


              Date:  8/14/96               By:  /S/ STEPHEN E. ZAHN
                                               ---------------------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


              Date:  8/14/96               By:  /S/ DARRELL E. BLOCKER
                                               ---------------------------------
                                           Darrell E. Blocker
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)