Form 10QSB
period 1996-09-30
NORTHEAST INDIANA BANCORP INC
filed 1996-11-08
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                            OUTSTANDING AT OCTOBER 31, 1996
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                     1,870,086


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


PART 1.     FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets
            September 30, 1996 and December 31, 1995

            Consolidated Condensed Statements of Income for the Three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995

            Consolidated Statement of Change in Shareholders' Equity for the nine months ended September 30, 1996

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

            Notes to Consolidated Condensed Financial Statements


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations



PART II.    OTHER INFORMATION

            Signature page

                                  NORTHEAST INDIANA BANCORP, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

--------------------------------------------------------------------------------------------------

                                                                   September 30       December 31
                                                                       1996              1995
                                                                   -------------    -------------
                                                                    (Unaudited)
ASSETS
Cash and due from financial institutions .......................   $   3,512,555    $   2,467,934
Interest earning deposits in financial institutions - short term         312,918        2,204,407
                                                                   -------------    -------------
  Total cash and cash equivalents ..............................       3,825,473        4,672,341

Interest earning deposits in financial institutions ............         100,000          100,000
Securities available for sale ..................................      10,062,365        3,820,759
Securities held to maturity,  estimated market value of
  $894,000 and $986,000 at September 30, 1996 and
  December 31, 1995, respectively ..............................         892,342          985,906
Loans receivable, net of allowance for loan losses
  September 30, 1996 - $1,018,000 and
  December 31, 1995 - $881,000 .................................     139,188,298      122,640,770
Accrued interest receivable ....................................         313,122          232,925
Other real estate owned, net ...................................            --               --
Federal Home Loan Bank stock, at cost ..........................       2,650,000        2,075,000
Premises and equipment, net ....................................       2,041,468        2,131,617
Other assets ...................................................         959,239          909,263
                                                                   -------------    -------------

TOTAL ASSETS ...................................................   $ 160,032,307    $ 137,568,581
                                                                   =============    =============




Continued

                                  NORTHEAST INDIANA BANCORP, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

--------------------------------------------------------------------------------------------------

                                                                   September 30       December 31
                                                                       1996              1995
                                                                   -------------    -------------
                                                                    (Unaudited)
LIABILTIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits .....................................................   $  77,922,142    $  68,202,930
  Short Term Borrowed Funds ....................................      21,000,000       22,500,000
  Long Term Debt ...............................................      31,995,389       15,000,000
  Advances from borrowers for taxes and insurance ..............         181,143          116,786
  Accrued interest payable and other liabilities ...............       1,017,463          715,820
                                                                   -------------    -------------
    Total liabilities ..........................................     132,116,137      106,535,536

Shareholders' equity
  Preferred Stock, $.01 par value, authorized and unissued
     500,000 shares ............................................            --               --
  Common stock, $.01 par value, authorized
  4,000,000 shares; issued:  2,182,125 shares ..................          21,821           21,821
  Additional paid-in capital ...................................      21,245,288       21,215,284
  Unearned ESOP compensation ...................................      (1,527,550)      (1,600,225)
  Unearned RRP compensation ....................................        (871,366)            --
  Treasury Stock 228,539 shares at cost ........................      (2,934,334)            --
  Retained earnings - substantially restricted .................      12,006,140       11,393,893
  Net Unrealized appreciation (loss) on securities .............         (23,829)           2,272
                                                                   -------------    -------------
                                                                                    -------------
     Total shareholders' equity ................................      27,916,170       31,033,045
                                                                   -------------    -------------

         Total Liabilities and Shareholder's Equity ............   $ 160,032,307    $ 137,568,581
                                                                   =============    =============




                          See accompanying notes to financial statements

                                                  NORTHEAST INDIANA BANCORP, INC.

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                           Three and Nine months ended September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30                        September 30
                                                                       1996              1995              1996              1995
                                                                    ----------        ----------        ----------        ----------
                                                                                               (Unaudited)
 Interest income
  Loans receivable
     Mortgage loans ........................................        $2,345,788        $1,929,218        $6,678,133        $5,591,096
     Consumer and other loans ..............................           453,065           362,212         1,283,076           983,962
  Securities
     Taxable ...............................................           209,799            84,282           479,197           242,760
     Tax exempt ............................................             8,292             8,978            25,338            27,381
   Other interest-earning assets ...........................            35,738           116,349            99,493           220,921
                                                                    ----------        ----------        ----------        ----------
     Total interest income .................................         3,052,682         2,501,039         8,565,237         7,066,120

Interest expense
  Deposits .................................................           936,975           791,857         2,625,775         2,371,773
  Borrowed funds ...........................................           689,709           494,978         1,812,583         1,640,053
                                                                    ----------        ----------        ----------        ----------
     Total interest expense ................................         1,626,684         1,286,835         4,438,358         4,011,826
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................         1,425,998         1,214,204         4,126,879         3,054,294

Provision for loan losses ..................................            51,000            71,610           184,200           182,148
                                                                    ----------        ----------        ----------        ----------

Net interest income after provision for loan
losses .....................................................         1,374,998         1,142,594         3,942,679         2,872,146

Noninterest income
  Gain on sale of securities ...............................               348              --                 348              --
  Other ....................................................           106,265            92,939           304,999           257,882
                                                                    ----------        ----------        ----------        ----------
     Total noninterest income ..............................           106,613            92,939           305,347           257,882



Continued

                                                  NORTHEAST INDIANA BANCORP, INC.

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                           Three and Nine months ended September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30                        September 30
                                                                       1996              1995              1996              1995
                                                                    ----------        ----------        ----------        ----------
                                                                                               (Unaudited)
Noninterest expense
  Compensation and benefits ................................           382,549           309,264         1,123,049           897,371
  Occupancy and equipment ..................................            72,102            53,440           204,088           146,919
  SAIF deposit insurance premiums ..........................           494,927            39,640           572,206           118,141
  Other ....................................................           172,550           178,191           594,899           507,006
                                                                    ----------        ----------        ----------        ----------
     Total noninterest expense .............................         1,122,128           580,535         2,494,242         1,669,437
                                                                    ----------        ----------        ----------        ----------

Income before income taxes .................................           359,483           654,998         1,753,784         1,460,591

Income tax expense .........................................           134,589           256,576           668,627           525,081
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $  224,894        $  398,422        $1,085,157        $  935,510
                                                                    ==========        ==========        ==========        ==========
Earnings per share subsequent
 to conversion
  Net income ...............................................        $      .12               .18        $      .56               N/A







See accompanying notes to financial statements

                                              NORTHEAST INDIANA BANCORP, INC.

                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                            Nine months ended September 30, 1996
---------------------------------------------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                                                                               Unrealized
                                                                                     Common       Common      Appreciation
                                           Additional                                 Stock        Stock     on Securities
                                Common      Paid-in      Retained      Treasury     Acquired     Acquired      Available-
                                Stock       Capital      Earnings       Stock        by ESOP      by RRP        for-Sale
                              ----------  ------------  -----------  ------------  -----------  -----------  --------------
Balance, January 1, 1996        21,821     21,215,284    11,393,893           --   (1,600,225)          --           2,272

Dividends Paid $0.225 per
  share year to date                --             --      (472,912)          --           --           --              --

Shares committed to be
  released under ESOP               --         30,005            --           --       72,675           --              --

Purchase of shares
  of Treasury Stock                 --             --            --   (2,934,334)          --           --              --

Purchase of RRP Stock               --             --            --           --           --   (1,025,136)             --

Amortization of RRP
  Contributions                     --             --            --           --           --      153,771              --

Change in net unrealized
  appreciation on securities
  available-for-sale                --             --            --           --           --           --         (26,101)

Net Income September 30, 1996       --             --     1,085,157           --           --           --              --
                                ------     ----------    ----------   ----------   ----------   ----------         -------

Balances, September 30, 1996    21,821     21,245,289    12,006,138   (2,934,334)  (1,527,550)    (871,365)        (23,829)
                                ======     ==========    ==========   ==========   ==========   ==========         =======




Continued

                                              NORTHEAST INDIANA BANCORP, INC.

                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                            Nine months ended September 30, 1996
---------------------------------------------------------------------------------------------------------------------------
                                                        (Unaudited)


                                                  Total
                                              Shareholders'
                                                  Equity
                                             ----------------
Balance, January 1, 1996                       31,033,045

Dividends Paid $0.225 per
  share year to date                             (472,912)

Shares committed to be
  released under ESOP                             102,680

Purchase of shares
  of Treasury Stock                            (2,934,334)

Purchase of RRP Stock                          (1,025,136)

Amortization of RRP
  Contributions                                   153,771

Change in net unrealized
  appreciation on securities
  available-for-sale                              (26,101)

Net Income September 30, 1996                   1,085,157
                                               ----------

Balances, September 30, 1996                   27,916,170
                                               ==========





See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1996 and 1995
----------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                       1996            1995
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Cash flows from operating activities
  Net income ...................................................................   $  1,085,157    $    935,510
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion ...........................        160,207          73,086
     Net (gain) loss on sale of real estate owned ..............................         (6,879)         (2,489)
     Net (gain) loss on sale of fixed assets ...................................            (50)           (368)
     Unrealized (gain) loss on assets available-for-sale .......................         17,120            --
     Provision for loan losses .................................................        137,542          66,187
     Amortization of ESOP Contributions ........................................         72,676          72,737
     Amortization of ESOP-SOP 93-6 .............................................         30,005           6,140
     Amortization of RRP Contributions .........................................        153,771            --
     Increase in accrued interest receivable ...................................        (80,198)        (35,054)
     Increase in other assets ..................................................        (49,975)         62,307
     Increase in accrued interest payable and other liabilities ................        301,643         (30,806)
                                                                                   ------------    ------------
         Total adjustments .....................................................        735,862         211,740
                                                                                   ------------    ------------
             Net cash from operating activities ................................      1,821,019       1,147,250

Cash flows from investing activities
  Net increase in interest-earning deposits in financial institutions ..........           --          (100,000)
  Purchase of securities available-for-sale ....................................     (9,031,933)       (113,007)
  Proceeds from sale of securities available-for-sale ..........................      2,100,000            --
  Purchase of securities held-to-maturity ......................................           --              --
Proceeds from maturities and principal repayments of securities
    available-for-sale .........................................................        600,000            --
  Proceeds from maturities and principal repayments of securities
    held-to-maturity ...........................................................         93,564          66,875
  Net increase in loans ........................................................    (16,705,181)    (10,092,339)
  Purchase of FHLB Stock .......................................................       (575,000)       (300,000)
  Proceeds from sale of premises, furniture and equipment ......................             50             368
  Purchase of premises, furniture and equipment ................................        (22,952)       (550,434)
  Proceeds from sales of other real estate .....................................         26,990          20,315
                                                                                   ------------    ------------
  Net cash from investing activities ...........................................    (23,514,462)    (11,068,222)







Continued

                         NORTHEAST INDIANA BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1996 and 1995
----------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                       1996            1995
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Cash flows from financing activities
  Net increase (decrease) in deposits ..........................................      9,719,212      (1,580,111)
  Advances from FHLB ...........................................................     49,995,044      20,000,000
  Repayment of FHLB advances ...................................................    (34,499,655)    (24,000,080)
  Increase in advances from borrowers for taxes and insurance ..................         64,357          79,014
  Net proceeds from stock issuance .............................................           --        19,465,158
  Repurchase stock .............................................................     (3,959,471)           --
  Cash dividends paid ..........................................................       (472,912)           --
                                                                                   ------------    ------------
       Net cash from financing activities ......................................     20,846,575      13,963,981
                                                                                   ------------    ------------
Net increase in cash and cash equivalents ......................................       (846,868)      4,043,009
Cash and cash equivalents at beginning of period ...............................      4,672,341       2,814,424
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $  3,825,473    $  6,857,433
                                                                                   ============    ============
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
     Interest ..................................................................   $  4,422,868    $  2,910,499
     Income taxes ..............................................................        964,946         630,108




See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine months ended September 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION


The unaudited information for the three and nine months ended September 30, 1996 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). The unaudited information for the nine months ended September 30, 1995 reflects the results of operations of First Federal Savings Bank only through June 27, 1995 (conversion date). The three months ended September 30, 1995 and the balance of the nine months ended September 30, 1995 reflect consolidated results of the Company. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.


NOTE 2 - CONVERSION

First Federal completed a conversion from a mutual to a stock savings bank on June 27, 1995. Simultaneous with the conversion was the formation of the Company, incorporated in the state of Delaware. The initial issuance of shares of common stock in the Company on June 27, 1995 was 2,182,125 shares at $10 per share, resulting in net proceeds of $21,210,857, and was accomplished through an offering to the Bank's eligible account holders of record and the tax qualified employee stock ownership plan. Costs associated with the conversion and stock offering amounted to $610,393, and were accounted for as a reduction of the proceeds from the issuance of common stock of the Company. The Company purchased all common shares issued by the Bank. This transaction was accounted for at historical cost in a manner similar to the pooling of interests method.

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


NOTE 4 - EARNINGS PER SHARE

Earnings per common share have been computed by dividing net income subsequent to the conversion by the weighted average number of shares of common stock outstanding subsequent to the conversion. As the conversion was effective on June 27, 1995, no earnings per share for the nine months ended September 30, 1995 were reported. Earnings per share for the three months ended September 30, 1995 was $0.18 per common share. Earnings per common share for the three and nine months ended September 30, 1996 was $0.12 and $0.56 respectively.


NOTE 5 - COMMON STOCK CASH DIVIDENDS

On July 3, 1996 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.075 per share. The dividend was paid on July 29, 1996 to shareholders of record on July 15, 1996. The payment of the cash dividend reduced shareholders' equity by $154,625.

It should also be noted that subsequently to the end of the third quarter, the Board of Directors announced on October 18, 1996 a quarterly cash dividend of $.08 per share. The dividend will be paid on November 15, 1996 to shareholders of record on November 1, 1996. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by $149,607.


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

On July 8, 1996 the Board of Directors announced its intention to repurchase another 5% of its outstanding shares. This repurchase of 103,084 shares was completed on August 16, 1996 and reduced capital by approximately $1,273,000. These shares became Treasury Shares and will be used for general corporate purposes, including the issuance of shares in connection with grants and awards under the Company's stock based benefit plans.

On September 16, 1996 the Board of Directors approved another stock repurchase program for the purchase of up to 10% of the outstanding shares in the open market over the next twelve months. Through October 31, 1996 the Company has repurchased 88,500 shares of the approximate 195,859 shares approved for repurchase as Treasury Shares.


NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1996, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of September 30, 1996, the Bank substantially exceeded all current regulatory capital standards.

                                         Regulatory                                 Actual
                                     Capital Requirement                      Capital Requirement
                                   Amount         Percent                   Amount         Percent
                                  -------         -------                  -------         -------
                                                        (Dollars in thousands)
Risk-based capital ........       $ 7,685          8.00%                   $21,407          22.28%
Core capital ..............         4,811          3.00                     20,596          12.84
Tangible capital ..........         2,406          1.50                     20,596          12.84

                         NORTHEAST INDIANA BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at September 30, 1996, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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


FINANCIAL CONDITION

The Company's total assets increased $22.4 million or 16.4% from $137.6 million at December 31, 1995 to $160.0 million at September 30, 1996. This increase was due primarily to funds generated from increased deposits growth of $9.7 million and an additional $15.5 million in FHLB advances. In addition to asset growth through the first nine months of 1996 we purchased 14% of the original outstanding shares to fund the Recognition and Retention Plan (RRP) and Treasury Stock which reduced our capital.

The Bank's cash and cash equivalents decreased $0.9 million from $4.7 million at December 31, 1995 to $3.8 million at September 30, 1996. This decrease was due primarily from the funds being used to purchase investment securities and to fund the net increase in loans.

Net loans receivable increased $16.6 million or 13.5% from $122.6 million at December 31, 1995 to $139.2 million at September 30, 1996. The increase in loans during the first nine months of 1996 was predominantly in net mortgage loans which accounted for $13.4 million of the increase, and also consumer and commercial products increasing because of the generally favorable market conditions. Allowances for loan losses increased $137,000 through the nine months ended September 30, 1996. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1,018,000 include specific reserves for loans or partial loans classified as loss in the amount of $207,300.


INVESTMENTS

Securities available-for-sale increased $6.2 million from $3.8 million at December 31, 1995 to $10.0 million. This substantial increase includes $3.3 million in callable agencies with various call features and terms to help balance the liquidity portfolios interest rate risk and return. This increase also includes $6.1 million in mortgage backed security products which provide additional investments that allow the bank to broaden the earning asset base as the institution grows. These investments have an aggregate mark to market loss of $39,000 before the effect of deferred taxes of $15,000 or a net mark to market loss of $24,000 at September 30, 1996.


RESULTS OF OPERATIONS

The Company had net income of $225,000 or $0.12 per share and $1,085,000 or $0.56 per share for the three and nine months ended September 30, 1996 compared to $398,000 or $0.18 per share and $936,000 for the three and nine months ended September 30, 1995. The decrease in net income was due to a one time assessment of approximately $453,000 which was the result of the federal legislation enacted on September 30, 1996 (See Regulatory Developments). The approximate after tax effect was $274,000 less income or $0.14 per share. The costs associated with the new office overhead, employee compensation and RRP expense excluding the SAIF special assessment contributed to the remainder of higher non-interest expense resulting in an increase of $88,000 for the quarter and $372,000 for the nine months ended September 30, 1996 over the comparable periods in 1995.

Net interest income increased to $1.4 million for the third quarter and $4.1 million for the nine months ended September 30, 1996 compared to $1.2 million and $3.1 million for the three and nine months ended September 30, 1995. Interest income increased $552,000 to $3.15 million from $2.5 million for the third quarter ended September 30, 1996 and September 30, 1995, respectively. For the third quarter interest expense increased $340,000 to $1.6 million from $1.3 million for the quarter ended September 30, 1996 and 1995, respectively. The increased expense for the period was due to a combination of higher average balances in deposits and advances.

Provisions for loan losses decreased by $20,000 and increased by $2,000 for the three and nine months ended September 30, 1996 compared to the same period ended September 30, 1995. This year to date increase was used to continue our effort to build the provision as loan balances grow.

Non-interest expense increased to $1.1 million and $2.5 million for the three and nine months ended September 30, 1996 compared to $581,000 and $1.7 million for the corresponding period in 1995. This represents an increase of $542,000 and $825,000 for the three and nine months ended September 30, 1996. Again the majority of this increase was due to the one time SAIF special assessment of $453,000. Another increased expense was reflected in compensation and benefits. This expense for the three and nine months ended September 30, 1996 reflected an increase of $74,000 to $383,000 and $226,000 to $1.1 million. The increased expense is due to establishing an ESOP with the conversion, providing for RRP costs and growth in employment needed to sustain growth in the institution for the three and nine month periods ended September 30, 1996. Occupancy and equipment expense also increased for the three and nine month period ended September 30, 1996 compared to 1995 by $19,000 to $72,000 and by $57,000 to
$204,000. This is due to additional costs associated with the new branch. Other non-interest operating expenses were not significantly different for the three and nine month period ended September 30, 1996 compared to September 30, 1995.

Income tax expense is down for the three and up for the nine months ended September 30, 1996 due to changes in taxable income compared to 1995.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $51,000 and $184,000 for the three and nine months ended September 30, 1996 compared to $72,000 and $182,000 for the same periods ended September 30, 1995. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

NON-PERFORMING ASSETS AND LOSSES PROVISIONS

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                           September 30      December 31
                                                               1996             1995
                                                               ----             ----
Non-accruing loans .....................................       $318             $284
Accruing loans delinquent 90 days and more .............        --               --
Troubled debt restructuring ............................        --               --
Foreclosed assets ......................................        --               --
                                                               ----             ----
   Total non-performing assets .........................       $318             $284
                                                               ====             ====

   Total non-performing assets as a percentage
     of total assets ...................................        .20%             .21%
                                                               ====             ====

Total non-performing assets increased from $284,000 to $318,000 or .20% of total assets at September 30, 1996 from .21% of total assets at December 31, 1995.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At September 30, 1996, the Bank exceeded all regulatory capital standards.

At September 30, 1996, the Bank's risk based capital was $21.4 million or 22.28% of risk adjusted assets which exceeds the $7.7 million and the 8.0% OTS requirement by $13.7 million and 14.28%. The Bank's core capital at September 30, 1996 is $20.6 million or 12.84% which exceeds the OTS requirement of $4.8 million and 3.00% by $15.8 million and 9.84%. The tangible capital requirement is $2.4 million and 1.50% which the Bank exceeded by $18.2 million and 11.34% which is reflected by September 30, 1996 tangible capital balance of $20.6 million and a 12.84% ratio of tangible capital to assets.


LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1996, First Federal's liquidity ratio was 6.21%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 1996, First Federal had commitments to originate loans and to fund open lines of credit totaling $13.8 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


REGULATORY DEVELOPMENTS

 On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $453,000 and has been accrued by the Company at September 30, 1996.

As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institution. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institution that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

                                     PART II


ITEM 1 - LEGAL PROCEEDING

         None


ITEM 2 - CHANGES IN SECURITIES

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             None

         (b) Reports on Form 8-K
             (1) August 16, 1996 Press  Release,  Announcement  of Completion of
                 Stock Repurchase Program
             (2) September  16,  1996  Press  Release,   Announcement  of  Stock
                 Repurchase Program
             (3) October 16, 1996 Press Release,  Announcement  of Third Quarter
                 Earnings and the Impact of a One Time FDIC Recapitalization Assessment
             (4) October 18, 1996 Press Release,  Announcement of Quarterly Cash
                 Dividend

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTHEAST INDIANA BANCORP, INC.


              Date: 11/7/96           By:  /S/ STEPHEN E. ZAHN
                                           -------------------------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


              Date: 11/7/96            By:  /S/ DARRELL E. BLOCKER
                                           -------------------------------------
                                           Darrell E. Blocker
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)