Form 10KSB
period 1996-12-31
NORTHEAST INDIANA BANCORP INC
filed 1997-03-31
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                           to
         Commission file number 0-26012


                         NORTHEAST INDIANA BANCORP, INC.
                 (Name of small business issuer in its charter)


              Delaware                                       35-1948594
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                          Identification No.)


648 North Jefferson Street, Huntington, Indiana                  46750
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (219) 356-3311

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]   NO [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the issuer's revenues for its most recent fiscal year: $12.2 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of March 17, 1997, was $26.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As  of  March  17,  1997,   there  were  1,762,727  shares  issued  and
outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1996. Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders.

                                     PART I


Item 1.           Description of Business

General

         The Company. Northeast Indiana Bancorp (the "Company") a Delaware corporation, was formed in March, 1995 to act as the holding company for First Federal Savings Bank (the "Bank" or "First Federal") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on June 27, 1995. All references to the Company prior to June 27, 1995, except where otherwise indicated, are to the Bank.

         At December 31, 1996, the Company had $169.5 million of assets and stockholders' equity of $26.5 million (or 15.63% of total assets).

         The executive offices of the Company are located at 648 North Jefferson Street, Huntington, Indiana 46750, and its telephone number at that address is
(219) 356-3311.

         The activities of the Corporation itself have been limited to its investment in the Bank, investments in a one-year renewable note receivable from the Bank, interest-bearing deposits at financial institutions and a note receivable from the Bank's Employee Stock Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Bank.

         The Bank. The Bank is a federally chartered stock savings association headquartered in Huntington, Indiana. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Bank's primary market area is Huntington County, Indiana, which is serviced through its three full-service offices in Huntington, Indiana.

         The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. The Bank also originates commercial real estate, construction, consumer and commercial business loans. The Bank has in the past purchased a limited number of multi-family loans. At December 31, 1996, substantially all of the Bank's real estate mortgage loans, including commercial and multi-family, were secured by properties located in the Bank's market area. The Bank also invests in obligations of states and political subdivisions, mutual funds and other permissible investments.

         The Company's revenues are derived principally from interest on mortgage loans, interest on investment and other securities and service fee income. The Company does not originate loans to fund leveraged buyouts, and has no loans to foreign corporations or governments. While the Company generally solicits deposits only in its primary market area, at December 31, 1996, the Company had $2.1 million in brokered deposits.

Lending Activities

         Market Area. The Company's office is located at 648 North Jefferson Street in Huntington, Indiana. The City of Huntington is located in Huntington

County, Indiana, 25 miles southwest of Fort Wayne, Indiana. The City of Huntington is the County Seat of Huntington County and has a population of approximately 17,000. Along with an agricultural base, the major employers in Huntington County are engaged in light industry and include Wabash Magnetics, United Technologies Electronic Controls, Hayes Wheels International, Majestic Products, Preferred Technical Group, Pyle Industries, Eagle Picher/Plastics Division, Allied Signal Automotive and Wayne Metal Products.

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial real estate loans, construction or development loans and consumer loans, and commercial business loans. At December 31, 1996, the Bank's gross loans outstanding totalled $152.6 million, of which $99.3 million or 65.10% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 36.0% were fixed-rate loans, and 64.0% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totalled $15.3 million, of which 54.2% were fixed-rate loans and 45.8% were adjustable-rate loans. Also at that date, the Bank's construction or development loans totalled $10.7 million or 7.0% of the Bank's total loan portfolio, 86.8% of which were adjustable-rate loans. At
December 31, 1996, commercial business loans totalled $9.6 million or 6.3% of the Bank's total loan portfolio, of which 46.0% were fixed-rate loans and 54.0% were adjustable-rate loans.

         At December 31, 1996, the balance of the Bank's consumer loans consisted of $17.6 million of loans, which represented 11.6% of the Bank's gross loan portfolio. Of the consumer loans outstanding, 71.5% were fixed-rate loans and 28.5% were adjustable-rate loans.

         The Bank and the Company also invests in mutual funds, obligations of states and political subdivisions, and other debt securities and mortgage-backed securities. At December 31, 1996, mutual funds totalled $697,000 or 0.4% of total assets and obligations of states and political subdivisions totalled $703,000, or 0.4% of total assets. See "Investment Activities."

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1996, the maximum which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $3.0 million. At December 31, 1996, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1996 was $1.5 million in loans to one borrower secured by a fleet of automobiles registered in the State of Indiana. The next largest lending relationship at December 31, 1996 was $1.2 million in loans to one borrower secured by various rental properties mostly located in Huntington County, Indiana. The next largest lending relationship at December 31, 1996 was $970,000 secured by real estate in Allen County, Indiana. The next largest lending relationship at that date was $899,000 in loans secured by parcels of real estate located in Allen County, Indiana. Finally, the next largest lending relationship at December 31, 1996 was a $895,000 in loans secured by a golf course located in Huntington County, Indiana.

         Loan Portfolio Composition. The following is information concerning the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                             December 31,
                                            ---------------------------------------------------------------------------
                                                    1996               1995              1994             1993
                                            ------------------ ------------------- ----------------- ------------------
                                              Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                                                         (Dollars in Thousands)
Real Estate Loans:
 One- to four-family........................$ 99,325    65.10% $ 85,533     67.88% $ 76,082    70.04% $ 64,874    71.93%
 Multi-family...............................   2,993     1.96     2,029      1.61     1,621     1.49     1,610     1.79
 Commercial.................................  12,301     8.06    11,742      9.32     8,835     8.13     5,431     6.02
 Construction or development................  10,749     7.04     6,359      5.05     7,033     6.47     4,366     4.84
                                            --------  --------  -------    ------  --------   ------  --------   ------
     Total real estate loans................ 125,368    82.16   105,663     83.86

Other Loans:
 Consumer Loans:
  Deposit account...........................     157      .10       170       .13       264      .24       212      .24
  Student...................................     ---   ---          ---       ---       ---      ---       ---      ---
  Automobile................................   8,820     5.78     7,756      6.16     6,719     6.19     6,947     7.70
  Home equity...............................   4,176     2.74     3,121      2.48     2,895     2.66     2,259     2.50
  Home improvement..........................     291      .19       258       .20       202      .19       184      .20
  Other.....................................   4,204     2.76     3,245      2.58     2,238     2.06     1,633     1.81
                                            --------   -------  -------     -----    ------   ------    ------   -----
     Total consumer loans...................  17,648    11.57    14,550     11.55    12,318    11.34    11,235    12.45
                                            --------   -------  -------     -----    ------   ------    ------    ------
 Commercial business loans..................   9,568     6.27     5,783      4.59     2,745     2.53     2,676     2.97

     Total loans............................ 152,584   100.00%  125,996    100.00%  108,634   100.00%   90,192   100.00%
                                                       ======              ======             ======             ======

Less:
 Undisbursed portion of construction loans..   4,380              2,210               3,333              1,546
 Loans in process...........................     208                169                 124                451
 Deferred fees and discounts................     114                 95                  81                 13
 Allowance for loan losses..................   1,027                881                 694                457
                                            --------           --------             -------            -------
 Total loans receivable, net................$146,855           $122,641            $104,402            $87,725
                                            ========           ========            ========            =======

                                                                       1992
                                                                  ------------
                                                            Amount          Percent
                                                            ------          -------
Real Estate Loans:
 One- to four-family ...............................       $55,591           74.86%
 Multi-family ......................................         1,886            2.54
 Commercial ........................................         4,044            5.45
 Construction or development .......................         2,299            3.09
                                                           -------          ------
     Total real estate loans

Other Loans:
 Consumer Loans:
  Deposit account ..................................           272             .37
  Student ..........................................            93             .13
  Automobile .......................................         5,461            7.35
  Home equity ......................................         1,445            1.95
  Home improvement .................................            42             .05
  Other ............................................         1,378            1.85
                                                           -------          ------
     Total consumer loans ..........................         8,691           11.70
                                                           -------          ------
 Commercial business loans .........................         1,751            2.36

     Total loans ...................................        74,262          100.00%
                                                                            ======

Less:
 Undisbursed portion of construction loans .........           431
 Loans in process ..................................           138
 Deferred fees and discounts .......................           105
 Allowance for loan losses .........................           270
                                                           -------
 Total loans receivable, net .......................       $73,318
                                                           =======

         The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                December 31,
                                                   -----------------------------------------------------------------------
                                                           1996                    1995                    1994
                                                   ---------------------   ---------------------  ------------------------
                                                      Amount     Percent     Amount    Percent     Amount       Percent
Fixed-Rate Loans:
 Real estate:
  One- to four-family...........................    $ 35,764      23.44%   $ 30,539       24.24%   $ 30,897         28.44%
  Multi-family..................................       2,397       1.57       2,029        1.61       1,621          1.49
  Commercial....................................       5,922       3.88       4,409        3.50       4,770          4.39
  Construction or development...................       1,421        .94       2,881        2.28         387           .36
                                                    --------     ------    --------      ------    --------      --------
     Total real estate loans....................      45,504      29.83      39,858       31.63      37,675         34.68
                                                    --------     ------    --------      ------     -------       -------
 Consumer.......................................      12,619       8.27      11,379        9.03       8,460          7.79
 Commercial business............................       4,399       2.88       1,460        1.16       1,496          1.38
                                                    --------     ------    --------      ------    --------       -------
     Total fixed-rate loans.....................      62,522      40.98      52,697       41.82      47,631         43.85

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...........................      63,561      41.66      54,994       43.65      45,185         41.59
  Multi-family..................................         595       .39          ---        ---          ---         --
  Commercial....................................       6,380       4.17       7,333        5.82       4,065          3.74
  Construction or development...................       9,328       6.11       3,478        2.76       6,646          6.12
                                                    --------     ------    --------      ------    --------      --------
     Total real estate loans....................      79,864      52.33      65,805       52.23      55,896         51.45
                                                   ---------     ------    --------      ------    --------      --------

 Consumer.......................................       5,029       3.30       3,171        2.52       3,858          3.55
 Commercial business............................       5,169       3.39       4,323        3.43       1,249          1.15
                                                    --------     ------     -------      ------    --------       -------
     Total adjustable-rate loans................      90,062      59.02      73,297       58.18      61,003         56.15
                                                    --------     ------     -------      ------    --------       -------
     Total loans................................     152,584     100.00%    125,996      100.00%    108,634        100.00%
                                                                 ======                  ======                    ======

Less:
 Undisbursed portion of construction loans......       4,380                  2,210                   3,333
 Loans in process...............................         208                    169                     124
 Deferred fees and discounts....................         114                     95                      81
 Allowance for loan losses......................       1,027                    881                     694
                                                   ---------               --------               ---------
    Total loans receivable, net.................    $146,855               $122,641                $104,402
                                                    ========               ========                ========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                         Real Estate
                                                      Multi-family and       Construction
                              One- to Four-Family       Commercial           or Development        Consumer
                                        Weighted              Weighted              Weighted             Weighted
                                         Average              Average               Average               Average
                              Amount      Rate       Amount    Rate      Amount      Rate       Amount     Rate
                             --------   ------      --------   ------   --------    ------      --------   ------
                                                                       (Dollars in Thousands)
      Due During
    Years Ending
     December 31,
1997(1)................      $     90      8.84%   $   100     7.66%   $ 6,500        9.47%     $4,022      10.32%
1998 and 1999..........           270      8.37        194     8.68        ---       ---         3,689       9.38
2000 and 2001..........         1,199      8.60        427     8.14        ---       ---         5,888       9.13
2002 to 2006...........        14,934      8.15      7,106     8.79        ---       ---         3,935       8.76
2007 to 2021...........        82,832      7.58      7,467     8.67      4,249        7.46         114       8.75

                                 Commercial
                                 Business             Total
                                      Weighted              Weighted
                                      Average               Average
                            Amount     Rate       Amount     Rate
                           --------   ------      --------   -----

      Due During
    Years Ending
     December 31,
1997(1)................     $3,981       9.59%   $14,693       9.72%
1998 and 1999..........      2,280       9.40      6,434       9.32
2000 and 2001..........      2,132       9.07      9,646       9.00
2002 to 2006...........        519      10.72     26,494       8.46
2007 to 2021...........        656       9.47      95,317      7.67



(1) Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after December 31, 1996 which have predetermined interest rates is $62.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $90.1 million.

         All of the Company's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by First Federal are generally appraised by Board-approved independent appraisers. In the loan approval process, First Federal assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

         The Bank requires evidence of marketable title and lien position or appropriate title insurance on all loans secured by real property. The Bank also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

         Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, referrals from real estate brokers and a loan originator. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1996, the Bank's one- to four-family residential mortgage loans totalled $99.3 million, or 65.1%, of the Bank's gross loan portfolio.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 1996, the Bank originated $13.7 million of fixed-rate loans and $27.8 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 25 years. The Bank currently offers one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the National Monthly Median Cost of Funds Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year ARM product has limits of 6.0% over the life of a 25 year loan and 5.0% over the life of a 20 year loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated do not provide for a minimum interest rate. The Bank qualifies borrowers for adjustable-rate loans based on a fully-indexed interest rate. At December 31, 1996, the total balance of one-to four-family adjustable-rate loans was $63.6 million or 41.7% of the Bank's gross loan portfolio.

         The Bank also offers fixed-rate mortgage loans with maturities of up to 20 years. At December 31, 1996, the total balance of one- to four-family fixed-rate loans was $35.8 million or 23.4% of the Bank's gross loan portfolio.

         Currently, with one exception for qualified first time home buyers, First Federal will lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance ("PMI") is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, as applicable. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         First Federal has implemented a first time home buyers loan program. This program provides an additional opportunity for first time home buyers who qualify by allowing them to borrow 98% of the appraised value of an owner occupied residence up to $75,000. These loans do not require PMI insurance. First Federal developed this program in an effort to help meet a credit need of our community.

         The  loans   currently   originated  by  the  Bank  are  not  typically
underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for portfolio.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in its market area. At December 31, 1996, the Bank had $12.3 million and $3.0 million of commercial and multi-family real estate loans, respectively, which represented 8.1% and 2.0%, respectively, of the Bank's gross loan portfolio.

         The Bank's commercial and multi-family real estate loan portfolio is secured primarily by retail properties, apartments, churches and real estate located in Huntington and Allen Counties, Indiana. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the lesser of the appraised value or sales price of the security property. The Bank currently offers one-year, three-year and five-year adjustable-rate commercial and multi-family real estate loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a margin over a designated index. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are to the extent required by federal regulations performed by independent appraisers.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         Construction or Development Lending. At December 31, 1996, the Bank had $10.7 million of construction or development loans. First Federal offers loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 1996, the Bank had $1.4 million and $9.3 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 0.9% and 6.1%, respectively, of the Bank's gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

         Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

         Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity lines of credit, second mortgage, home improvement, and loans secured by savings deposits. The Bank also offers unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis, where the Bank extends credit directly to the borrower, and on an indirect basis through the acquisition of installment payment contracts from dealers who extend credit to their customers for the purchase of an automobile, both new and used.

         A significant component of the Bank's consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 1996, the Bank's automobile loans totalled $8.8 million or 5.8% of the Bank's gross loan portfolio. Of this amount approximately $2.3 million or 26.1% and $6.5 million or 73.9% were originated on a direct and indirect basis, respectively.

         First Federal also originates home improvement and home equity line of credit loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 100% or less of the appraised value (where First Federal has the first mortgage) of the property securing the loan or 80% or less of appraised value (where First Federal does not have the first mortgage or where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 1996, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $4.2 million and $291,000, respectively, which represented 2.7% and 0.2%, respectively, of the Bank's gross loan portfolio.

         At December 31, 1996, the Bank's consumer loan portfolio totalled $17.6 million, or 11.6% of its gross loan portfolio. At December 31, 1996, approximately 71.5% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 28.5% were adjustable rate consumer loans.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, $71,000 of the Bank's consumer loans were non-performing representing .05% of the gross loan portfolio. There can be no assurances, however, that additional delinquencies will not occur in the future.

         Commercial Business Lending. The Bank also originates commercial business loans. At December 31, 1996 approximately $9.6 million, or 6.3% of the Bank's gross loan portfolio was commercial business lending. The largest commercial business loan is a line of credit of $1.5 million to an automobile leasing company, of which $1.5 million was outstanding at December 31, 1996.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         First Federal's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of First Federal's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional thrift investments.

Originations, Purchases and Sales of Loans

         Loan   originations   are  developed  from  continuing   business  with
depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1996, the Bank originated $27.5 million in fixed-rate loans and $39.9 million in adjustable rate loans.

         Total commercial business loan originations increased in 1996 compared to 1995 with the largest growth in commercial leases.

         In 1996, although rates rose early in the year, refinancing of residential loans increased contributing to the increase in one- to four-family originations for the year of $21.7 million to $41.5 million in 1996 from $19.8 million in 1995.

         During fiscal year 1996, the Bank purchased $1.2 million of commercial leases originated by other lenders all of which were secured by equipment located in various states. At December 31, 1996, none of these loans were included in the Bank's non-performing assets.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                 Year Ended December 31,
                                                            ---------------------------------
                                                             1996         1995         1994
                                                            -------      -------    ---------
                                                                     (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................       $27,830      $15,345      $18,454
                - multi-family.......................           396          182        2,891
                - commercial.........................         4,044        3,516        5,346
  Non-real estate - consumer.........................         1,961        1,626        1,438
                     - commercial business...........         5,711        5,342          ---
                                                            -------      -------    ---------
         Total adjustable-rate.......................        39,942       26,011       28,129
                                                            -------      -------      -------
 Fixed rate:
  Real estate - one- to four-family..................        13,674        4,469        7,034
                - commercial.........................           153           30           68
  Non-real estate - consumer.........................        10,187       11,365        7,249
                     - commercial business...........         3,531          799        5,556
                                                           --------     --------     --------
         Total fixed-rate............................        27,545       16,663       19,907
                                                           --------     --------      -------
         Total loans originated......................        67,487       42,674       48,036
                                                            -------     --------      -------

Purchases:
  Real estate - one- to four-family..................           250        2,690          ---
                - multi-family.......................         1,189          ---          182
                                                          ---------   ----------     --------
         Total loans purchased.......................         1,439        2,690          182

Sales and Repayments:
  Real estate - multi-family.........................           ---          ---        2,100
                - commercial.........................           ---          ---          650
                                                          ---------   ----------     --------
         Total loans sold............................           ---          ---        2,750
  Principal repayments...............................        42,338       28,002       27,026
                                                            -------      -------      -------
         Total reductions............................        42,338       28,002       29,776
                                                            -------      -------      -------
         Net increase (decrease).....................       $26,588      $17,362      $18,442
                                                            =======      =======      =======

Asset Quality

         General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will be referred to the Bank's legal counsel for collection. In all cases, if the Bank believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

         When a loan becomes delinquent 90 days or more, the Bank will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1996. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                  Loans Delinquent For:
                                        60-89 Days                        90 Days and Over        Total Delinquent Loans
                                  ---------------------------   ------------------------------   ---------------------------
                                                      Percent                          Percent                       Percent
                                                      of Loan                          of Loan                      of Loan
                                  Number    Amount   Category   Number     Amount     Category   Number   Amount   Category
                                  ------    ------   --------   ------     ------     --------   ------   ------   --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......          2       $100       .10%      10       $470          .47%      12     $  570       .57%
  Commercial...............        ---        ---       ---        1        172         1.56        1        172      1.56
  Construction or
   development.............          2        289      2.40      ---        ---          ---        2        289      2.40
Consumer...................          8        100       .57       11         63          .36       19        163       .92
Commercial business........          1         71       .74                 ---          ---        1         71       .74
                                   ---       ----               ----      -----                   ---     ------

     Total.................         13       $560       .37%      22       $705          .46%      35     $1,265       .83%
                                   ===       ====                ===       ====                   ===     ======


         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                       December 31,
                                                         -----------------------------------------
                                                         1996      1995     1994     1993     1992
                                                        ------    ------   ------   ------   -----
                                                                 (Dollars in Thousands)

Non-accruing loans:
  One- to four-family................................     $470      $  9     $---     $ 26     $ 72
  Multi-family.......................................      ---       ---      ---      ---      ---
  Commercial real estate.............................      172       171       14      ---      ---
  Construction or development........................      ---       ---      289      ---      396
  Consumer...........................................       63        94       30       34       38
  Commercial business................................      ---        10        4        8       11
                                                         -----      ----    -----    -----    -----
     Total...........................................      705       284      337       68      517
                                                          ----      ----     ----    -----     ----

Foreclosed assets:
  One- to four-family................................      ---       ---      ---      ---      ---
                                                        ------     -----    -----    -----   ------
     Total...........................................      ---       ---      ---      ---      ---
                                                        ------     -----    -----    -----   ------

Repossessed assets:
  Consumer...........................................        8       ---      ---      ---      ---
                                                         -----     -----    -----    -----   ------
     Total...........................................        8       ---      ---      ---      ---
                                                         -----     -----    -----    -----   ------

Total non-performing assets..........................     $713      $284     $337     $ 68     $517
                                                          ====      ====     ====     ====     ====
Total as a percentage of total assets................     .42%      .21%     .29%     .07%     .64%
                                                          ===       ===      ===      ===      ===

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1996, the Bank had classified a total of $837,000 of its assets as substandard, none as doubtful, and $197,000 as loss which is allocated in specific reserves. At December 31, 1996, total classified assets comprised $1.0 million, or 4.9% of the Bank's capital, or .61% of the Bank's total assets.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed real estate held for sale set forth in the tables above, as of December 31, 1996 there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Although management believes that it uses the information  available to
determine  the  allowance,   unforeseen   market   conditions  could  result  in
adjustments and net earnings could be  significantly  affected if  circumstances
differ   substantially   from  the   assumptions   used  in  making   the  final
determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1996, the Bank had a total allowance for loan losses of $1.0 million, representing 144.0% of total non-performing loans and
 .70% of the Bank's loans, net. See Note 3 of the Notes to Consolidated Financial Statements.

                  The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                           1996                                1995                                   1994
                              ------------------------------------------------------------------------------------------------------
                                                     Percent                              Percent                          Percent
                                                    of Loans                             of Loans                          of Loans
                                              Loan   in Each                       Loan   in Each                 Loan     in Each
                              Amount of    Amounts  Category       Amount of    Amounts  Category    Amount of   Amounts   Category
                              Loan Loss         by  to Total       Loan Loss         by  to Total    Loan Loss     by      to Total
                              Allowance   Category    Loans        Allowance   Category    Loans    Allowance   Category    Loans
                              ---------   --------   -------       ---------   --------   -------   ---------   --------   -------
One- to four-family........   $  209     $ 99,325      65.10%       $180     $ 85,533      67.88%      $  145   $ 76,082     70.04%
Multi-family...............       74        2,993       1.96          50        2,029       1.61           45      1,621      1.49
Commercial real estate.....      106       10,996       7.20         100       11,742       9.32           75      8,835      8.13
Construction or
  development..............      311       12,054       7.90         200        6,359       5.05          200      7,033      6.47
Consumer...................       79       17,648      11.57          65       14,550      11.55           50     12,318     11.34
Commercial business........      165        9,568       6.27         100        5,783       4.59           40      2,745      2.53
Unallocated................       83          ---     ---            186          ---       ---           139        ---        --
                              ------     --------     ------        ----     --------     ------        -----   --------
     Total.................   $1,027     $152,584     100.00%       $881     $125,996     100.00%       $ 694   $108,634    100.00%
                              ======     ========     ======        ====     ========     ======        =====   ========     ======



                                                                     December 31,
                                      --------------------------------------------------------------------
                                                        1993                                1992
                                     ---------------------------------------------------------------------
                                                              Percent                            Percent
                                                             of Loans                            of Loans
                                                        Loan  in Each                      Loan  in Each
                                        Amount of    Amounts Category      Amount of    Amounts  Category
                                        Loan Loss         by to Total      Loan Loss         by  to Total
                                        Allowance   Category   Loans       Allowance   Category   Loans
                                        ---------   --------  -------      ---------   --------  ------
One- to four-family........              $  76     $ 64,874       71.93%     $   53     $ 55,591    74.86%
Multi-family...............                 40        1,610        1.79          30        1,886     2.54
Commercial real estate.....                 55        5,431        6.02          30        4,044     5.45
Construction or
  development..............                110        4,366        4.84          50        2,299     3.09
Consumer...................                 45       11,235       12.45          30        8,691    11.70
Commercial business........                 40        2,676        2.97          23        1,751     2.36
Unallocated................                 91         ---         ---          54          ---     ----

     Total.................              $ 457     $ 90,192      100.00       $ 270      $74,262   100.00%
                                         =====     ========      ======       =====      =======   ======

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                      Year Ended December 31,
                                                          -------------------------------------------------
                                                           1996      1995      1994        1993       1992
                                                           ----      ----      ----        ----       ----
                                                                       (Dollars in Thousands)

Balance at beginning of period.......................     $  881     $ 694     $ 457      $  270     $  175

Charge-offs:
  One- to four-family................................          3       ---       ---           2        ---
  Commercial.........................................        ---         9       ---         ---        ---
  Consumer...........................................        131        65        33          29         46
                                                          ------      ----     -----     -------    -------
                                                             134        74        33          31        46
                                                          ------      ----     -----     -------   -------

Recoveries:
  Consumer...........................................         45        10         7          21         10
                                                          ------      ----     -----      ------    -------
                                                              45        10         7          21         10
                                                          ------      ----     -----      ------    -------

Net charge-offs......................................         89        64        26          10         36
Additions charged to operations......................        235       251       263         197        131
                                                         -------     -----    ------      ------     ------
Balance at end of period.............................     $1,027     $ 881    $  694      $  457     $  270
                                                          ======     =====    ======      ======     ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........       .07%      .06%      .03%        .01%       .05%
                                                          =====      ====     =====       =====      =====

Ratio of net charge-offs during the period to
 average non-performing loans........................     20.23%    16.41%     9.92%       5.32%      6.67%
                                                         ======     =====     =====       =====      =====

Investment Activities

         General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.69%.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Securities and Other Interest-Earning Assets. At December 31, 1996, First Federal's interest-earning deposits with other financial institutions totalled $4.1 million, or 2.4% of total assets, and its securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totalled $12.4 million, or 7.3% of total assets. Included in other securities, as of such date, the Bank had a $2.8 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective January 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At December 31, 1996, the Bank had $892,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities and securities available for sale with a fair value of $11.5 million. See Note 2 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                                       December 31,
                                                      ------------------------------------------------------------------------
                                                                1996                       1995                 1994
                                                      ----------------------     ---------------------   ---------------------
                                                       Carrying      % of         Carrying     % of      Carrying      % of
                                                         Value       Total          Value      Total       Value       Total
                                                                                 (Dollars in Thousands)
Debt securities:
  Obligations of states and political subdivisions    $   703         5.67%       $   764       11.10       $823       15.26%
  Mortgage-backed securities .....................      6,162        49.73             --           --        --         --
  Federal agency obligations .....................      1,787        14.43          1,104       16.04        --          --
  Corporate bonds ................................        189         1.53            222        3.23        231        4.28
                                                      -------       ------        -------      ------      -----      ------
     Total debt securities .......................      8,841        71.36          2,090       30.37      1,054       19.54

Equity securities:
  Mutual funds ...................................        697         5.63          2,717       39.48      2,566       47.56
 FHLB stock ......................................      2,850        23.01          2,075       30.15      1,775       32.90
                                                      -------       ------        -------      ------    -------      ------
     Total securities ............................    $12,388       100.00%       $ 6,882      100.00    $ 5,395      100.00%
                                                      =======       ======        =======      ======    =======       ======

Sources of Funds

         General. The Bank's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At December 31, 1996, the Bank had total FHLB advances of $56.0 million with the capacity to borrow as of December 31, 1996 an additional $4.0 million. See Note 6 of the Notes to Consolidated Financial Statements.

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, savings, NOW, checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 90 days to five years.

         The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, First Federal solicits deposits from its market area only, and does not use brokers regularly to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                         Year Ended December 31,
                                                  -----------------------------------
                                                   1996          1995         1994
                                                 ---------     ---------    ---------
                                                        (Dollars in Thousands)

Opening balance.............................      $ 68,203      $ 68,533     $ 69,169
Deposits....................................       260,248       246,971      205,551
Withdrawals.................................       246,610       250,038      208,240
Interest credited...........................         3,505         2,737        2,053
                                                 ---------     ---------    ---------

Ending balance..............................      $ 85,346      $ 68,203     $ 68,533
                                                  ========      ========     ========

Net increase (decrease).....................      $ 17,143      $   (330)    $   (636)
                                                  ========      ========     ========

Percent increase (decrease).................         25.14%        (.48)%       (.92)%
                                                    ======         =====        =====

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                   December 31,
                                                                   -------------
                                               1996                   1995                  1994
                                      --------------------     ------------------    -------------------
                                                  Percent                Percent                Percent
                                        Amount    of Total      Amount   of Total      Amount   of Total
                                       ------    --------      ------   --------      ------   --------
                                                              (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook Accounts 2.75% ..........    $10,147      11.89%      $10,510     15.41      $13,082     19.09%
Demand and NOW Accounts 1.77% ....     10,295      12.06         9,980     14.63        9,743     14.22
Money Market Accounts 3.46% ......     11,680      13.69         3,408      5.00        5,184      7.56
                                      -------     ------       -------    ------     --------    ------

Total Non-Certificates ...........     32,122      37.64        23,898     35.04       28,009     40.87


Certificates:

 2.00 - 3.99%                           1,286       1.51           919      1.35        7,155     10.44
 4.00 - 5.99%                          39,177      45.90        25,743     37.74       17,415     25.41
 6.00 - 7.99%                          12,761      14.95        17,643     25.87       15,836     23.11
 8.00 - 9.99%                              --         --           --         --          118       .17
                                      -------     ------       -------    ------     --------    ------

Total Certificates ...............     53,224      62.36        44,305     64.96       40,524     59.13
                                      -------     ------       -------    ------     --------    ------


Total Deposits ...................    $85,346     100.00%      $68,203    100.00      $68,533    100.00%
                                      =======     ======       =======    ======      =======    ======


         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.


                                        2.00-        4.00-         6.00-                 Percent
                                       3.99%        5.99%         7.99%      Total      of Total
                                     --------     --------      --------   ----------   --------
                                                        (Dollars in Thousands)
Certificate accounts maturing
   in quarter ending:

March 31, 1997.................        $  614      $ 8,950      $    784      $10,348       19.44%
June 30, 1997..................           652        5,552         2,734        8,938       16.79
September 30, 1997.............            20        8,244         2,436       10,700       20.10
December 31, 1997..............           ---        4,642         4,071        8,713       16.37
March 31, 1998.................           ---        6,481           377        6,858       12.89
June 30, 1998..................           ---        2,862           439        3,301        6.20
September 30, 1998.............           ---          477           770        1,247        2.34
December 31, 1998..............           ---          484           111          595        1.12
March 31, 1999.................           ---          324            10          334         .63
June 30, 1999..................           ---          317           ---          317         .60
September 30, 1999.............           ---           99           350          449         .84
December 31, 1999..............           ---          167           204          371         .70
Thereafter.....................           ---          578           475        1,053        1.98
                                      -------       ------        ------     --------      ------

   Total.......................        $1,286      $39,177       $12,761      $53,224      100.00%
                                       ======      =======       =======      =======      ======

   Percent of total............         2.42%       73.61%        23.98%
                                      ======       ======        ======

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1996.

                                                                          Maturity
                                                                    Over        Over
                                                     3 Months      3 to 6     6 to 12          Over
                                                     or Less       Months      Months       12 months      Total
                                                                          (In Thousands)

Certificates of deposit less than $100,000.......     $ 4,989       $5,163     $15,302         $13,065    $38,519
Certificates of deposit of $100,000 or more......       1,144        2,600       3,884           1,460      9,088
Public funds (1).................................       4,215        1,175         227             ---      5,617
                                                      -------      -------     -------       ---------   --------
Total certificates of deposit....................     $10,348       $8,938     $19,413         $14,525    $53,224
                                                      =======       ======     =======         =======    =======
-------------------
(1)  Deposits from governmental and other public entities.

         Borrowings. First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At December 31, 1996, the Bank had $2.8 million of FHLB of Indianapolis stock. The Bank has the ability to purchase additional capital stock from the FHLB. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements and "Business - Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                 1996          1995         1994
                                                                 ----          ----         ----
                                                                       (In Thousands)
Maximum Balance:
  FHLB advances...........................................      $57,000       $42,500     $ 35,500

Average Balance:
  FHLB advances...........................................      $46,128       $34,560     $ 27,765

Service Corporation Activities

         As a federally chartered savings bank, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $3.4 million at December 31, 1996, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.
At December 31, 1996, First Federal had no subsidiaries.

                                   REGULATION

General

         First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of December 31, 1996 and February 25, 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. The Bank's OTS assessment for the fiscal year ended December 31, 1996, was approximately $38,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $3.0 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to the final form of the proposed regulations.

Insurance of Accounts and Regulation by the FDIC

         First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF special assessment applicable to the Bank, which was paid to the FDIC in November 1996, was approximately $453,000. This amount was accrued by the Company at September 30, 1996 by a charge to earnings.

         As a result  of the SAIF  recapitalization,  the FDIC has  amended  its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC has also further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

Regulatory Capital Requirements

         Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank has no subsidiary.

         At December 31, 1996, the Bank had tangible capital of $21.2 million, or 12.5% of adjusted total assets, which is approximately $18.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Bank had no intangibles which were subject to these tests.

         At December 31, 1996, the Bank had core capital equal to $21.2 million, or 12.5%of adjusted total assets, which is $16.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had $830,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, the Bank had total risk-based capital of $22.0 million (including approximately $21.2 million in core capital and $830,000 in qualifying supplementary capital) and risk-weighted assets of $101.0 million (with no converted off-balance sheet assets); or total capital of 21.8% of risk-weighted assets. This amount was $13.9 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's Common Stock. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory Capital Requirements."

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a Company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 5.69% and a short-term liquid assets ratio of 4.0%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.

Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a Company, then within one year after the failure, the Company must register as a bank company and become subject to all restrictions on bank holding companies. See "- Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1996 and received a rating of outstanding.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank company or acquire the securities of most affiliates.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Company Regulation

         The Company is a unitary savings and loan Company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank company are more limited than are the activities authorized for a unitary or multiple savings and loan company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1996, the Bank had $2.8 million of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.22% and were 7.84% for calendar 1996.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended December 31, 1996, dividends paid by the FHLB of Indianapolis to the Bank totalled $189,000, which constitute a $31,000 increase from the amount of dividends received in calendar year 1995. The $55,000 dividend received for the quarter ended December 31, 1996 reflects an annualized rate of 7.85%, or 0.15% below the rate for the same period in 1995.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method will not be available to the Bank for its tax years ending December 31, 1996 and thereafter.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for qualifying real property loans to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for non-qualifying loans equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Through December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of December 31, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending December 31, 1996 commencement of the recapture period may be delayed, however, for up to two years provided the Bank meets certain residential lending requirements). The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Bank's base-year federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bank has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Bank files federal income tax returns on a calendar year basis using the accrual method of accounting. The Company files federal income tax returns separately from the Bank.

         The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

         Delaware Taxation. As a Delaware Company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         First Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "- Lending Activities."

         The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, savings institutions and credit unions located in these communities. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

         The Bank primarily serves Huntington County, Indiana. There are five commercial banks, one savings institution, other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. The Bank estimates that its share of the savings market in Huntington County is approximately 16.0% and its share of the residential mortgage market is approximately 30.0%.

Employees

         At December 31, 1996, the Bank had a total of 35 full-time, 6 part-time and 0 seasonal employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.           Description of Properties

         The Bank conducts its business through three offices, all of which are located in Huntington, Indiana and are owned by the Bank. The following table sets forth information relating to each of the Bank's offices as of December 31, 1996. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was approximately $2.0 million. See Note 4 in the Notes to the Consolidated Financial Statements.

                                                                Total
                                                            Approximate
                                                Date           Square         Net Book Value at
           Location                           Acquired         Footage        December 31, 1996
           --------                           --------         -------        -----------------
Main Office:
    648 North Jefferson Street                 1974            5,200            $  754,000
    Huntington, Indiana  46750

Branch Offices:
    1240 South Jefferson Street                1981            1,700               241,000
    Huntington, Indiana  46750

    100 Frontage Road                          1995            3,000             1,014,000
    Huntington, Indiana  46750

         First Federal believes that its current and planned facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

         The Bank maintains an on-line data base with an independent service bureau servicing financial institutions.

Item 3.           Legal Proceedings

         The Company and First Federal are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing First Federal and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on Company's results of operations on a consolidated basis.

Item 4.           Submission of Matters to a Vote of Security Holders

         On January 15, 1996, Northeast Indiana Bancorp, Inc. held a Special Meeting of Stockholders. At the meeting, stockholders voted on the following matters:

    (i) The approval of the Company's 1995 Stock Option and Incentive Plan; and


         VOTES:                         FOR          AGAINST      ABSTAIN
         ------                         ---          -------      -------

                                     1,561,499       104,539           9,570

    (iii) The approval of the Company's Recognition and Retention Plan

         VOTES:                         FOR          AGAINST      ABSTAIN
         ------                         ---          -------      -------

                                     1,464,194       201,589           9,825


                                     PART II


Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

Page 38 of the attached Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages 3 through 14 of the attached Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.




Annual Report Section

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended December 31,
 1996, 1995 and 1994
Consolidated Statements of Changes in Shareholders' Equity for
 Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for Years Ended December 31,
 1996, 1995 and 1994
Notes to Consolidated Financial Statements

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of the Company and the Bank

         The following table sets forth certain information regarding the executive officers of the Company or the Bank who are not also a director.

                                                     Position Held with the
         Name                        Age(1)             Bank and Company
         ----                        ------             ----------------
    Darrell E. Blocker                 43            Senior Vice President,
                                                     Treasurer and  Chief
                                                     Financial Officer

    Dee Ann Hammel                     44            Senior Vice President
                                                     and Chief Operating Officer

(1) At December 31, 1996

         The business experience of the executive officers who are not also directors is set forth below.

         Darrell E. Blocker is Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company, positions he has held since March 1995. Mr. Blocker first joined the Bank in 1988 as an accountant. Mr. Blocker is responsible for the overall financial functions of the Bank.

         Dee Ann Hammel is Senior Vice President and Chief Operations Officer of the Bank and the Company, positions she has held since March 1995. Ms. Hammel first joined the Bank in 1975 as a teller. Ms. Hammel is responsible for directing and controlling the Bank's daily activities.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Bank's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                                                                                     Reference            Sequential
                                                                                        to               Page Number
                                                                                       Prior            Where Attached
                                                                                      Filing             Exhibits Are
Regulation                                                                          or Exhibit            Located in
  S-B                                                                                 Number                 This
Exhibit                                                                              Attached            Form 10-KSB
Number                                    Document                                    Hereto                Report
------                                    --------                                    ------                ------
      3(i)          Articles of Incorporation, including amendments thereto              *              Not applicable
      3(ii)         By-Laws                                                              *              Not applicable
      4             Instruments defining the rights of security holders,                 *              Not applicable
                    including debentures
      9             Voting Trust Agreement                                             None             Not applicable
     10             Executive Compensation Plans and Arrangements
                    (a)  Employment Contract between Stephen E. Zahn                     *              Not applicable
                         and the Bank
                    (b)  Employment Contract between Darrell Blocker                     *              Not applicable
                         and the Bank
                    (c)  Employment Contract between Dee Ann Hammel                      *              Not applicable
                          and the Bank
                    (d)  1995 Stock Option and Incentive Plan                            *              Not applicable
                    (e)  Recognition and Retention Plan                                  *              Not applicable
     11             Statement re:  computation of per share earnings                   None             Not applicable
     13             Annual Report to Security Holders                                   13
     16             Letter re:  change in certifying accountants                       None             Not applicable
     18             Letter re:  change in accounting principles                        None             Not applicable
     21             Subsidiaries of Registrant                                          21
     22             Published report regarding matters submitted to vote of            None             Not applicable
                    security holders
     23             Consents of Experts and Counsel                                     23              Not applicable
     24             Power of Attorney                                              Not required         Not applicable
     27             Financial Data Schedule                                             27
     28             Information from reports furnished to state insurance              None             Not applicable
                    regulatory authorities
     99             Additional Exhibits                                                None             Not applicable
----------------
*    Filed as exhibits to the Company's Form S-1 registration statement filed on
     March 23, 1995 (File No.  33-90558) of the  Securities  Act of 1933. All of
     such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K

         For the year ended December 31, 1996, the Company filed the following:

         (i) Form 8-K dated January 29, 1996, regarding Fourth Quarter Earnings for 1995 and Cash Dividend.

         (ii) Form 8-K dated February 12, 1996, regarding Stock Repurchase Program.

         (iii) Form 8-K dated February 16, 1996, regarding Additional Stock Repurchase Program.

         (iv) Form 8-K dated March 27, 1996, regarding Completion of Stock Repurchase Program.

         (v)    Form 8-K dated April 17,  1996,  regarding  First  Quarter  1996
                Earnings.

         (vi) Form 8-K dated April 25, 1996, regarding Declaration of Cash Dividend.

         (vii) Form 8-K dated July 3, 1996, regarding Declaration of Cash Dividend.

         (viii) Form 8-K dated July 8, 1996, regarding Stock Repurchase Program.

         (ix) Form 8-K dated July 19, 1996, regarding Second Quarter 1996 Earnings.

         (x) Form 8-K dated August 16, 1996, regarding Completion of Stock Repurchase Program.

         (xi) Form 8-K dated September 16, 1996, regarding Stock Repurchase Program.

         (xii) Form 8-K dated October 16, 1996, regarding Third Quarter 1996 Earnings -- Impact of One-time FDIC Assessment.

         (xiii) Form 8-K dated October 18, 1996, regarding Declaration of Cash Dividend.

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NORTHEAST INDIANA BANCORP, INC.


Date:  March 27, 1997                       By: /s/ Stephen E. Zahn
       --------------                           -------------------
                                                Stephen E. Zahn
                                                (Duly Authorized Representative)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:      /s/ Stephen E. Zahn                        By:      /s/ Darrell E. Blocker
----------------------------                                 ----------------------
         Stephen E. Zahn, Chairman of the                    Darrell E. Blocker, Senior Vice
           Board, President and Chief                          President, Treasurer and Chief
           Executive Officer                                   Financial Officer
          (Principal Executive and Operating                 (Chief Financial and Accounting
          Officer)                                           Officer)

Date:     March 27, 1997                            Date:     March 27, 1997
          --------------                                      --------------


By:      /s/ Dan L. Stephan                         By:      /s/ Richard G. Carnes
---------------------------                                  ----------------------
         Dan L. Stephan, Director                            Richard G. Carnes, Director

Date:     March 27, 1997                            Date:     March 27, 1997
          --------------                                      ---------------


By:      /s/ J. David Carnes                        By:      /s/ Samuel Preston, Jr.
----------------------------                                 -----------------------------
         J. David Carnes, Director                           Samuel Preston, Jr., Director

Date:     March 27, 1997                            Date:     March 27, 1997
          --------------                                      --------------


By:      /s/ Randall C. Rider
         --------------------
         Randall C. Rider, Director

Date:     March 27, 1997

