Form 10QSB
period 1997-03-31
NORTHEAST INDIANA BANCORP INC
filed 1997-05-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


                      CLASS OUTSTANDING AT March 31, 1997
                Common Stock, par value $.01 per share 1,762,727


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.         FINANCIAL INFORMATION (UNAUDITED)

        Item 1.         Consolidated Condensed Financial Statements

                        Consolidated Condensed Balance Sheets
                        March 31, 1997 and December 31, 1996

                        Consolidated Condensed Statements of Income for the Three months ended March 31, 1997 and 1996

                        Consolidated Statement of Change in Shareholders' Equity for the three months ended March 31, 1997

                        Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

                        Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        PART II.        OTHER INFORMATION

                        Signature page

                                 NORTHEAST INDIANA BANCORP, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                     March 31       December 31
                                                                      1997             1996
                                                                -------------     -------------
                                                                  (Unaudited)
ASSETS
Cash and due from financial institutions ...................    $   4,835,304     $   6,672,374
Interest earning deposits in financial institutions ........          100,000           100,000
Securities available for sale ..............................       12,421,479        11,496,031
Securities held to maturity,  estimated market value of
  $789,000 and $891,236 at March 31, 1997 and
  December 31, 1996, respectively ..........................          789,794           892,036
Loans receivable, net of allowance for loan losses March 31,
  1997 - $1,079,244  and December 31, 1996 - $1,027,300 ....      151,296,297       146,854,690
Other Real Estate Owned ....................................                0                 0
Accrued interest receivable ................................          337,691           363,563
Premises and equipment .....................................        1,987,610         2,009,026
Other assets ...............................................        1,105,361         1,156,400
                                                                -------------     -------------

TOTAL ASSETS ...............................................    $ 172,873,536     $ 169,544,120
                                                                =============     =============

LIABILTIES AND SHAREHOLDERS' EQUITY
Liabilities
  Total deposits ...........................................       91,662,998        85,346,240
  Borrowed Funds ...........................................       54,000,000        56,000,000
  Accrued expenses and other liabilities ...................          997,946         1,668,764
                                                                -------------     -------------
    Total liabilities ......................................      146,660,944       143,015,004

Shareholders' equity
  Preferred stock, $.01 par value, authorized & unissued
     500,000 shares ........................................                0                 0
  Common stock, $.01 par value: 4,000,000 shares authorized;
     2,182,125 shares issued ...............................           21,821            21,821
  Additional paid-in capital ...............................       21,270,733        21,253,458
  Retained earnings - substantially restricted .............       12,689,052        12,338,919
  Unearned ESOP compensation ...............................       (1,454,750)       (1,454,750)
  Unearned RRP compensation ................................         (768,852)         (820,109)
  Net Unrealized appreciation (loss) on securities .........          (36,554)           15,799
  Treasury Stock  shares at cost:  419,398 at March 31, 1997
    and 371,539 at December 31, 1996 .......................       (5,508,858)       (4,826,022)
                                                                                  -------------
                                                                                  -------------
     Total shareholders' equity ............................       26,212,592        26,529,116
                                                                -------------     -------------

         Total Liabilities and Shareholder's Equity ........    $ 172,873,536     $ 169,544,120
                                                                =============     =============

                        See accompanying notes to financial statements.

                                 NORTHEAST INDIANA BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                Three months ended March 31, 1997

                                                           Three Months Ended
                                                                March 31
                                                         1997             1996
                                                         ----             ----
                                                      (Unaudited)
Interest income
  Loans, including fees ..........................     $3,041,226     $2,521,322
  Taxable Securities .............................        219,871         98,199
  Non-taxable securities .........................          9,994          8,637
  Deposits with banks ............................         43,492         38,435
                                                       ----------     ----------
     Total interest income .......................      3,314,583      2,666,593

Interest expense
  Deposits .......................................      1,041,273        821,964
  Borrowed funds .................................        771,017        526,664
                                                       ----------     ----------
     Total interest expense ......................      1,812,290      1,348,628
                                                       ----------     ----------

Net interest income ..............................      1,502,293      1,317,965

Provision for loan losses ........................         58,500         82,200
                                                       ----------     ----------

Net interest income after provision for loan
losses ...........................................      1,443,793      1,235,765

Noninterest income
  Service charges on deposit accounts ............         50,687         35,359
  Loans servicing fees ...........................         32,063         26,548
  Net realized gain on sale of securities ........              0              0
  Other ..........................................         31,562         29,169
                                                       ----------     ----------
     Total noninterest income ....................        114,312         91,076

                                 NORTHEAST INDIANA BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                Three months ended March 31, 1997
                                          (continued)

                                                           Three Months Ended
                                                                March 31
                                                         1997             1996
                                                         ----             ----
                                                      (Unaudited)
Noninterest expense
  Salaries and employee benefits .................        383,002        332,728
  Occupancy ......................................         70,068         65,949
  Data processing ................................         72,900         74,541
  Insurance expense ..............................         12,684         38,298
  Professional fees ..............................         36,063         42,334
  Correspondent bank charges .....................         36,924         34,608
  Other expense ..................................        138,094        102,434
                                                       ----------     ----------
     Total noninterest expense ...................        749,735        690,892
                                                       ----------     ----------

Income before income taxes .......................        808,370        635,949

Income tax expense ...............................        314,630        238,702
                                                       ----------     ----------

Net income .......................................     $  493,740     $  397,247
                                                       ==========     ==========
Earnings per share subsequent
 to conversion ...................................     $     0.30     $     0.20


                         See accompanying notes to financial statements

                                                   NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                                  Three months ended March 31, 1997
                                                             (Unaudited)
                                                                                                             Net
                                                                         Unearned        Unearned        Unrealized
                                                                         Employee       Recognition      Appreciation
                                             Additional                   Stock            and          on Securities
                                    Common    Paid-in       Retained     Ownership       Retention        Available-     Treasury
                                    Stock     Capital      Earnings     Plan Shares     Plan Shares        For-Sale        Stock
                                    -----     -------      --------     -----------     -----------        --------        -----
Balance, January 1, 1997            21,821   21,253,458   12,338,919    (1,454,750)       (820,109)          15,799    (4,826,022)

Dividends Paid $0.08 per
  share year to date                     -            -    (143,607)              -               -               -              -

Shares committed to be
 released under ESOP                     -       17,275            -              -                               -              -

Purchase of  shares
  of Treasury Stock                      -            -            -                              -               -      (682,836)

Purchase of RRP Stock                    -            -            -              -               -               -              -

Amortization of RRP
  Contributions                          -            -            -              -          51,257               -              -

Change in net unrealized
  appreciation on securities
  available-for-sale                     -            -            -              -               -        (52,353)              -

Net Income March 31, 1997                -            -      493,740              -               -               -              -
                                    ------   ----------   ----------    -----------       ---------        --------    -----------
Balances, March 31, 1997            21,821   21,270,733   12,689,052    (1,454,750)       (768,852)        (36,554)    (5,508,858)
                                    ======   ==========   ==========    ==========        ========         =======     ==========

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        Three months ended March 31, 1997
                                   (Unaudited)
                                    (continued)

                                              Total
                                           Shareholders'
                                             Equity
                                           -------------
Balance, January 1, 1997                   26,529,116

Dividends Paid $0.08 per
  share year to date                        (143,607)

Shares committed to be
 released under ESOP                           17,275

Purchase of  shares
  of Treasury Stock                         (682,836)

Purchase of RRP Stock                               -

Amortization of RRP
  Contributions                                51,257

Change in net unrealized
  appreciation on securities
  available-for-sale                         (52,353)

Net Income March 31, 1997                     493,740
                                           ----------
Balances, March 31, 1997                   26,212,592
                                           ==========



                 See accompanying notes to financial statements

                                       NORTHEAST INDIANA BANCORP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Three months ended March 31, 1997 and 1996

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    1997             1996
                                                                               ------------     ------------
                                                                                (Unaudited)
Cash flows from operating activities
  Net income ..............................................................    $    493,740     $    397,247
  Adjustments to reconcile net income to net cash from operating activities
     Net (gain) loss on sale of premises and equipment ....................            --               --
     Gain on sale of securities ...........................................            --               --
     Gain on sale of foreclosed real estate ...............................            --               --
     Provision for loan losses ............................................          58,500           65,026
     Depreciation and amortization, net of accretion ......................          33,202           39,811
     Amortization of ESOP - SOP 93-6 ......................................          17,275           14,548
     Amortization of RRP Contributions ....................................          51,257           51,257
     Net change in other assets ...........................................          51,039          (41,967)
     Net change in accrued interest receivable ............................          25,872           (3,046)
     Net change in accrued payable and other liabilities ..................        (715,524)         167,348
                                                                               ------------     ------------
         Total adjustments ................................................        (478,379)         292,977
                                                                               ------------     ------------
             Net cash from operating activities
Cash flows from investing activities
  Proceeds from maturities and principal repayments of securities
    held to maturity ......................................................         102,242           60,935
  Proceeds from maturities and principal repayments of securities
    available for sale ....................................................            --            250,000
  Proceeds from sale of securities available for sale .....................            --            600,000
  Purchases of securities available for sale ..............................      (1,009,266)      (1,834,075)
  Purchases of securities held to maturity ................................            --               --
  Net change interest-earning deposits in financial institutions ..........            --               --
  Proceeds from sale of participation loans ...............................            --               --
  Purchase of participation loans .........................................            --               --
  Net change in loans .....................................................      (4,500,107)      (3,693,810)
  Expenditures on premises and equipment ..................................            --               --
  Purchase of sale of premises, furniture and equipment ...................         (14,645)            --
  Proceeds from sales of foreclosed real estate ...........................            --               --
                                                                               ------------     ------------
  Net cash from investing activities ......................................      (5,421,776)      (4,616,950)

                                       NORTHEAST INDIANA BANCORP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Three months ended March 31, 1997 and 1996

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    1997             1996
                                                                               ------------     ------------
                                                                                (Unaudited)
Cash flows from financing activities
  Advances from FHLB ......................................................       8,000,000       11,500,000
  Repayment of FHLB advances ..............................................     (10,000,000)     (11,000,000)
  Cash dividends paid .....................................................        (143,607)        (163,659)
  Proceeds from issuance of stock, net of conversion costs and stock
    acquired by ESOP ......................................................            --               --
  Increase (decrease) in advances from borrowers for taxes and insurance ..          79,030           65,858
  Repurchase stock ........................................................        (682,836)      (2,622,556)
  Net increase (decrease) in deposits .....................................       6,316,758        5,139,756
                                                                               ------------     ------------
       Net cash from financing activities .................................       3,569,345        2,919,399
                                                                               ------------     ------------
Net increase in cash and cash equivalents .................................      (1,837,070)      (1,007,327)
Cash and cash equivalents at beginning of period ..........................       6,672,374        4,672,341
                                                                               ------------     ------------
Cash and cash equivalents at end of period ................................    $  4,835,304     $  3,665,014
                                                                               ============     ============
  Cash paid during the period for:
     Interest .............................................................    $  1,810,165     $  1,338,512
     Income taxes .........................................................         137,308           46,000



                                See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 1997 and 1996

NOTE 1 - BASIS OF PRESENTATION


The unaudited information for the three months ended March 31, 1997 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods reported but should not be considered as indicative of the results to be expected for the full year.


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

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 174,570 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1997, 29,095 shares were distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE

Earnings per common share have been computed by dividing net income subsequent to the conversion by the weighted average number of shares of common stock outstanding subsequent to the conversion. Earnings per share for the three months ended March 31, 1996 was $0.20 per common share. Earnings per common share for the three months ended March 31, 1997 was $0.30.


NOTE 5 - COMMON STOCK CASH DIVIDENDS

On April 24, 1997 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.08 per share. The dividend will be paid on May 22, 1997 to shareholders of record on May 8, 1997. The payment of the cash dividend will reduce shareholders' equity (second quarter) by $141,018.

NOTE 6 - STOCK REPURCHASE PLAN

On September 16, 1996 Northeast Indiana Bancorp, Inc. (the "Company") announced its intention to repurchase 10% of the outstanding shares in the open market as Treasury Shares. This program which totaled 196,859 shares of common stock was completed on March 12, 1997. This program reduced capital by approximately $683,000 during the quarter ended March 31, 1997.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1997, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of March 31, 1997, the Bank substantially exceeded all current regulatory capital standards.


                                      Regulatory               Actual
                                  Capital Requirement     Capital Requirement
                                 Amount       Percent    Amount          Percent
                                 ------       -------    ------          -------
                                            (Dollars in thousands)
Risk-based capital .........    $ 8,419         8.0%     $22,590          21.47%
Core capital ...............      5,189         3.0%      21,706          12.54%
Tangible capital ...........      2,595         1.5%      21,706          12.54%

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at March 31, 1997, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

FINANCIAL CONDITION

The Company's total assets increased $3.4 million or 2.0% from $169.5 million at December 31, 1996 to $172.9 million at March 31, 1997. This increase was due primarily to funds generated from increased deposits growth of $6.4 million. In addition to asset growth through the first three months of 1997 we purchased 2% of the original outstanding shares to fund Treasury Stock which reduced our capital.

The Bank's cash and cash equivalents decreased $1.9 million from $6.7 million at December 31, 1996 to $4.8 million at March 31, 1997. This decrease was due primarily from the funds being used to fund the net increase in loans.

Net loans receivable increased $4.4 million or 3.0% from $146.9 million at December 31, 1996 to $151.3 million at March 31, 1997. The increase in loans during the first three months of 1997 was predominantly in net mortgage loans which accounted for $3.1 million of the increase, and also consumer and commercial products increasing because of the generally favorable market conditions. Allowances for loan losses increased $52,000 through the three months ended March 31, 1997. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1,079,000 include specific reserves for loans or partial loans classified as doubtful in the amount of $197,000.

INVESTMENTS

Securities available-for-sale increased $925,000 from $11.5 million at December 31, 1996 to $12.4 million. This increase includes $1.0 million in callable agencies with various call features and terms to help balance the liquidity portfolios interest rate risk and return. These investments have an aggregate mark to market loss of $61,000 before the effect of deferred taxes of $24,000 or a net mark to market loss of $37,000 at March 31, 1997.


RESULTS OF OPERATIONS

The Company had net income of $494,000 or $0.30 per share for the three months ended March 31, 1997 compared to $397,000 or $0.20 per share for the three months ended March 31, 1996. The increase in net income was predominately due to the increased net interest income.

Net interest income increased to $1.4 million for the three months ended March 31, 1997 compared to $1.2 million for the three months ended March 31, 1996. Interest income increased $552,000 to $3.3 million from $2.7 million for the first quarter ended March 31, 1997 and March 31, 1996, respectively. For the first quarter interest expense increased $464,000 to $1.8 million from $1.3 million for the quarter ended March 31, 1997 and 1996, respectively. The increased expense for the period was due to higher average balances in deposits and advances.

Provisions for loan losses decreased by $24,000 for the three months ended March 31, 1997 compared to the same period ended March 31, 1996.

Non-interest expense increased to $750,000 for the three months ended March 31, 1997 compared to $691,000 for the corresponding period in 1996. This represents an increase of $59,000 for the three months ended March 31, 1997. Compensation and benefits expense for the three months ended March 31, 1997 reflected an increase of $50,000 to $383,000. The increased expense is due to growth in employment needed to sustain growth in the institution for the three month period ended March 31, 1997 compared to the three months ended March 31, 1996 . Occupancy expense increased for the three month period ended March 31, 1997 compared to 1996 by $4,000 to $70,000. Insurance expense decreased $25,000 to $13,000 for the first quarter 1997 compared to the same period 1996 due to the FDIC rate reduction beginning January 1, 1997. Other non-interest operating expenses were not significantly different for the three month period ended March 31, 1997 compared to March 31, 1996.

Income tax expense is up for the three months ended March 31, 1997 due to changes in taxable income compared to 1996.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $59,000 for the three months ended March 31, 1997 compared to $82,000 for the same period ended March 31, 1996. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

NON-PERFORMING ASSETS AND LOSSES PROVISIONS

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                          March 31   December 31
                                                            1997         1996
                                                            ----         ----
Non-accruing loans ......................................   $855         $705
Accruing loans delinquent 90 days and more ..............      0            0
Troubled debt restructuring .............................      0            0
Foreclosed assets .......................................      0            8
                                                            ----         ----
   Total non-performing assets ..........................   $855         $713
                                                            ====         ====

   Total non-performing assets as a percentage
     of total assets ....................................    .49%         .42%
                                                            ====         ====

Total non-performing assets increased from $713,000 to $855,000 or 0.49% of total assets at March 31, 1997 from 0.42% of total assets at December 31, 1996.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At March 31, 1997, the Bank exceeded all regulatory capital standards.

At March 31, 1997, the Bank's risk based capital was $22.6 million or 21.47% of risk adjusted assets which exceeds the $8.4 million and the 8.0% OTS requirement by $14.2 million and 13.47%. The Bank's core capital at March 31, 1997 is $21.7 million or 12.54% which exceeds the OTS requirement of $5.2 million and 3.00% by

$16.5 million and 9.54%. The tangible capital requirement is $2.6 million and 1.50% which the Bank exceeded by $19.1 million and 11.04% which is reflected by March 31, 1997 tangible capital balance of $21.7 million and a 12.54% ratio of tangible capital to assets.

LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1997, First Federal's liquidity ratio was 6.21%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of March 31, 1997, First Federal had commitments to originate loans and to fund open lines of credit totaling $15.9 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


REGULATORY DEVELOPMENTS

As a result of the SAIF recapitalization in September 1996 the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. The FDIC has reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

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

                                     PART II


ITEM 1 - LEGAL PROCEEDING
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
           (a)The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 23, 1997. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

                (1) The Election of the following directors for a three year term:

                     Samuel Preston, Jr.

                     VOTES:                          FOR            WITHHELD
                     ------                          ---            --------
                                                 1,373,061          16,800

                     Randall C. Rider
                     VOTES:                          FOR            WITHHELD
                                                 1,373,386          16,975

                (2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 1997

                     VOTES:          FOR          AGAINST            ABSTAIN
                     ------          ---          -------            -------
                                 1,385,666         1,525              3,170

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
          (a)      Exhibits
               None

         (b) Reports on Form 8-K

             (1) February 3, 1997 Press Release, Declaration of Cash Dividends and Announcement of 4th Quarter Earnings
             (2) March 12, 1997 Press Release, Announcement of Completion of Stock Repurchase Program
             (3) April 17, 1997 Press Release, Announcement of First Quarter Earnings
             (4) April 24, 1997 Press Release, Announcement of Cash Dividend and Second Annual Shareholder Meeting

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTHEAST INDIANA BANCORP, INC.


   Date:  May 15, 1997                By:  /S/ STEPHEN E. ZAHN
                                           -------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


   Date:  May 15, 1997                 By: /S/ DARRELL E. BLOCKER
                                           ----------------------
                                           Darrell E. Blocker
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)