Form 10QSB
period 1997-06-30
NORTHEAST INDIANA BANCORP INC
filed 1997-08-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


            CLASS                                  OUTSTANDING AT JUNE 30, 1997
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                      1,762,727


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.     FINANCIAL INFORMATION (UNAUDITED)

        Item 1.     Consolidated Condensed Financial Statements

                    Consolidated Condensed Balance Sheets
                    June 30, 1997 and December 31, 1996

                    Consolidated Condensed Statements of Income for the three and six months ended June 30, 1997 and 1996

                    Consolidated Statement of Change in Shareholders' Equity for the six months ended June 30, 1997

                    Consolidated Statements of Cash Flows for the three and six months ended June 30, 1997 and 1996

                    Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.    OTHER INFORMATION

                    Signature page

                                 NORTHEAST INDIANA BANCORP, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1997 AND DECEMBER 31, 1996



                                                                    June 30         December 31
                                                                      1997             1996
                                                                -------------      -------------
                                                                  (Unaudited)
ASSETS
Cash and due from financial institutions ..................     $   3,402,093      $   6,672,374
Interest earning deposits in financial institutions .......           100,000            100,000
Securities available for sale .............................        12,693,396         11,496,031
Securities held to maturity,  estimated market value
 of $789,000 and $891,236 at June 30, 1997
 and December 31, 1996, respectively
                                                                      789,334            892,036
Loans receivable, net of allowance for loan losses June 30,
1997 - $1,112,000  and December 31, 1996 - $1,027,300 .....       155,727,447        146,854,690
Other Real Estate Owned ...................................            44,910                  0
Accrued interest receivable ...............................           143,224            363,563
Premises and equipment ....................................         1,996,108          2,009,026
Other assets ..............................................         1,412,533          1,156,400
                                                                -------------      -------------

TOTAL ASSETS ..............................................     $ 176,309,045      $ 169,544,120
                                                                =============      =============

LIABILTIES AND SHAREHOLDERS' EQUITY
Liabilities
  Total deposits ..........................................        87,723,488         85,346,240
  Borrowed Funds ..........................................        61,000,000         56,000,000
  Accrued expenses and other liabilities ..................           811,998          1,668,764
                                                                -------------      -------------
    Total liabilities .....................................       149,535,486        143,015,004

Shareholders' equity
  Preferred stock, $.01 par value, authorized & unissued
     500,000 shares .......................................                 0                  0
  Common stock, $.01 par value: 4,000,000 shares
          authorized; 2,182,125 shares issued .............            21,821             21,821
  Additional paid-in capital ..............................        21,289,828         21,253,458
  Retained earnings - substantially restricted ............        13,069,663         12,338,919
  Unearned ESOP compensation ..............................        (1,382,013)        (1,454,750)
  Unearned RRP compensation ...............................          (717,595)          (820,109)
  Net Unrealized appreciation (loss) on securities ........               713             15,799
  Treasury Stock  shares at cost:  419,398 at June 30, 1997
    and 371,539 at December 31, 1996 ......................        (5,508,858)        (4,826,022)
                                                                -------------      -------------
     Total shareholders' equity ...........................        26,773,559         26,529,116
                                                                -------------      -------------

         Total Liabilities and Shareholder's Equity .......     $ 176,309,045      $ 169,544,120
                                                                =============      =============

                          See accompanying notes to financial statements

                                     NORTHEAST INDIANA BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                 Three and Six Months ended June 30, 1997


                                                     Three Months Ended            Six Months Ended
                                                           June 30                     June 30
                                                 -------------------------     -------------------------
                                                    1997           1996           1997           1996
                                                 ----------     ----------     ----------     ----------
                                                                       (Unaudited)
Interest income
  Loans, including fees ....................     $3,148,561     $2,641,844     $6,189,788     $5,163,166
  Taxable Securities .......................        219,854        171,201        439,724        269,399
  Non-taxable securities ...................          7,693          8,409         17,687         17,046
  Deposits with banks ......................         48,226         25,318         91,719         63,754
                                                 ----------     ----------     ----------     ----------
     Total interest income .................      3,424,334      2,846,772      6,738,918      5,513,365

Interest expense
  Deposits .................................      1,076,385        866,835      2,117,658      1,688,799
  Borrowed funds ...........................        806,346        596,210      1,577,361      1,122,874
                                                 ----------     ----------     ----------     ----------
     Total interest expense ................      1,882,731      1,463,045      3,695,019      2,811,673
                                                 ----------     ----------     ----------     ----------

Net interest income ........................      1,541,603      1,383,727      3,043,899      2,701,692

Provision for loan losses ..................         58,500         51,000        117,000        133,200
                                                 ----------     ----------     ----------     ----------

Net interest income after provision for loan
losses .....................................      1,483,103      1,332,727      2,926,899      2,568,492

Noninterest income
  Service charges on deposit accounts ......         59,378         38,761        110,065         74,120
  Loans servicing fees .....................         61,221         37,413         93,285         63,960
  Net realized gain on sale of securities ..              0              0              0              0
  Other ....................................         32,899         26,547         64,461         55,717
                                                 ----------     ----------     ----------     ----------
     Total noninterest income ..............        153,498        102,721        267,811        193,797

                              See accompanying notes to financial statements

                                     NORTHEAST INDIANA BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                 Three and Six Months ended June 30, 1997
                                               (continued)


                                                     Three Months Ended            Six Months Ended
                                                           June 30                     June 30
                                                 -------------------------     -------------------------
                                                    1997           1996           1997           1996
                                                 ----------     ----------     ----------     ----------
                                                                       (Unaudited)
Noninterest expense
  Salaries and employee benefits ...........        356,163        318,759        739,165        651,487
  Occupancy ................................         85,569         66,037        155,636        131,986
  Data processing ..........................         78,924         66,915        151,824        141,456
  Insurance expense ........................         13,900         38,981         26,585         77,279
  Professional fees ........................         54,074         38,021         90,137         80,354
  Correspondent bank charges ...............         36,293         37,192         73,217         71,800
  Other expense ............................        141,995        111,191        280,093        213,626
                                                 ----------     ----------     ----------     ----------
     Total noninterest expense .............        766,918        677,096      1,516,657      1,367,988
                                                 ----------     ----------     ----------     ----------

Income before income taxes .................        869,683        758,352      1,678,053      1,394,301

Income tax expense .........................        348,054        295,336        662,684        534,038
                                                 ----------     ----------     ----------     ----------
Net income .................................     $  521,629     $  463,016     $1,015,369     $  860,263
                                                 ==========     ==========     ==========     ==========
Earnings per share subsequent
 to conversion .............................     $      .32     $      .24     $      .62     $      .44

                              See accompanying notes to financial statements

                                                   NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                                   Six months ended June 30, 1997

                                                             (Unaudited)
                                                                                                                          Net
                                                                                   Unearned          Unearned         Unrealized
                                                                                   Employee        Recognition       Appreciation
                                                 Additional                         Stock              and          on Securities
                                     Common        Paid-in         Retained        Ownership       Retention          Available-
                                      Stock        Capital         Earnings       Plan Shares      Plan Shares          For-Sale
                                      ------      ----------      ----------       ----------        ---------          -------
Balance, January 1, 1997 ...          21,821      21,253,458      12,338,919       (1,454,750)        (820,109)          15,799

Dividends Paid $0.08 per
  share year to date .......            --              --          (284,625)            --               --               --

Shares committed to be
 released under ESOP .......            --            36,370            --             72,737             --

Purchase of 47,859
shares of Treasury Stock ...            --              --              --               --               --


Purchase of RRP Stock ......            --              --              --               --               --               --

Amortization of RRP
  Contributions ............            --              --              --               --            102,514             --

Change in net unrealized
  appreciation on securities
  available-for-sale .......            --              --              --               --               --            (15,086)

Net Income June 30, 1997 ...            --              --         1,015,369             --               --               --
                                      ------      ----------      ----------       ----------        ---------          -------
Balances, June 30, 1997 ....          21,821      21,289,828      13,069,663       (1,382,013)        (717,595)             713
                                      ======      ==========      ==========       ==========        =========          =======

                                           See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         Six months ended June 30, 1997
                                  (continued)

                                                             (Unaudited)
                                                             Total
                                       Treasury         Shareholders'
                                         Stock              Equity



Balance, January 1, 1997              (4,826,022)         26,529,116

Dividends Paid $0.08 per
  share year to date                           -            (284,625)

Shares committed to be
 released under ESOP                           -             109,107

Purchase of 47,859
shares of Treasury Stock                (682,836)           (682,836)


Purchase of RRP Stock                          -                   -

Amortization of RRP
  Contributions                                -             102,514

Change in net unrealized
  appreciation on securities
  available-for-sale                           -             (15,086)

Net Income June 30, 1997                       -           1,015,369
                                      ----------          ----------
Balances, June 30, 1997               (5,508,858)         26,773,559
                                      ==========          ==========

                 See accompanying notes to financial statements

                                        NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Six months ended June 30, 1997 and 1996

                                                               Six Months Ended
                                                                                            June 30,
                                                                                    1997              1996
                                                                                ------------      ------------
                                                                                          (Unaudited)
Cash flows from operating activities
  Net income ..............................................................     $  1,015,369      $    860,263
  Adjustments to reconcile net income to net cash from operating activities
     Net (gain) loss on sale of premises and equipment ....................                0                 0
     Gain on sale of securities ...........................................                0                 0
     Gain on sale of foreclosed real estate ...............................                0                 0
     Provision for loan losses ............................................          117,000            97,295
     Depreciation and amortization, net of accretion ......................           69,075           108,147
     Amortization of ESOP - SOP 93-6 ......................................          109,107           129,186
     Amortization of RRP Contributions ....................................          102,514           102,514
     Net change in other assets ...........................................         (256,133)          (17,565)
     Net change in accrued interest receivable ............................          220,339           (84,381)
     Net change in accrued payable and other liabilities ..................         (851,917)          (37,027)
                                                                                ------------      ------------
         Total adjustments ................................................         (490,015)          268,331
                                                                                ------------      ------------
             Net cash from operating activities ...........................          525,354         1,128,594
Cash flows from investing activities
  Proceeds from maturities and principal repayments of securities
    held to maturity ......................................................          102,702            61,948
  Proceeds from maturities and principal repayments of securities
    available for sale ....................................................                0           600,000
  Proceeds from sale of securities available for sale .....................                0           600,000
  Purchases of securities available for sale ..............................       (1,018,753)       (7,423,133)
  Purchases of securities held to maturity ................................                0                 0
  Purchase of FHLB Stock ..................................................         (200,000)         (425,000)
  Net change interest-earning deposits in financial institutions ..........                0                 0
  Proceeds from sale of participation loans ...............................                0                 0
  Purchase of participation loans .........................................                0                 0
  Net change in loans .....................................................       (9,034,667)      (11,413,789)
  Expenditures on premises and equipment ..................................                0                 0
  Purchase of sale of premises, furniture and equipment ...................          (59,746)           (8,242)
   Proceeds from sales of foreclosed real estate ..........................                0                 0
                                                                                ------------      ------------
  Net cash from investing activities ......................................      (10,210,464)      (18,008,216)

                                 See accompanying notes to financial statements

                                        NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Six months ended June 30, 1997 and 1996
                                                  (continued)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                     1997              1996
                                                                                ------------      ------------
                                                                                         (Unaudited)
Cash flows from financing activities
  Advances from FHLB ......................................................       28,000,000        31,495,044
  Repayment of FHLB advances ..............................................      (23,000,000)      (19,000,000)
  Cash dividends paid .....................................................         (284,625)         (318,284)
  Proceeds from issuance of stock, net of conversion costs and stock
    acquired by ESOP ......................................................                0                 0
  Increase (decrease) in advances from borrowers for taxes and insurance ..            5,042            (7,305)
  Repurchase stock ........................................................         (682,836)       (2,622,556)
  Net increase (decrease) in deposits .....................................        2,377,248         6,036,827
                                                                                ------------      ------------
       Net cash from financing activities .................................        6,414,829        15,583,726
                                                                                ------------      ------------
Net increase in cash and cash equivalents .................................       (3,270,281)       (1,295,896)
Cash and cash equivalents at beginning of period ..........................        6,672,374         4,672,341
                                                                                ------------      ------------
Cash and cash equivalents at end of period ................................     $  3,402,093      $  3,376,445
                                                                                ============      ============
  Cash paid during the period for:
     Interest .............................................................     $  3,700,717      $  2,792,488
     Income taxes .........................................................          670,308           598,446

                                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and Six months ended June 30, 1997 and 1996

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months and six ended June 30, 1997 and 1996 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year.

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

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 174,570 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1997, 29,095 shares have been distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE

Earnings per common share have been computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods presented. Earnings per share for the three and six months ended June 30, 1996 was $0.24 and $0.44 per common share. Earnings per common share for the three and six months ended June 30, 1997 was $0.32 and $0.62.

NOTE 5 - COMMON STOCK CASH DIVIDENDS

On July 25, 1997 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.08 per share. The dividend will be paid on August 18, 1997 to shareholders of record on August 4, 1997. The payment of the cash dividend will reduce shareholders' equity (third quarter) by $141,018.

NOTE 6 - STOCK REPURCHASE PLAN

On July 18, 1997 Northeast Indiana Bancorp, Inc. (the "Company") announced its intention to repurchase 10% of the outstanding shares in the open market as Treasury Shares over the next twelve months. This program will total up to 176,273 shares.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1997, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of June 30, 1997, the Bank substantially exceeded all current regulatory capital standards.


                                         Regulatory                  Actual
                                     Capital Requirement        Capital Requirement
                                     -------------------        -------------------
                                     Amount      Percent      Amount      Percent
                                     ------      -------      ------      -------
                                                 (Dollars in thousands)

Risk-based capital .........       $ 8,663         8.0%       $23,271      21.49%
Core capital ...............         5,293         3.0%        22,368      12.68%
Tangible capital ...........         2,646         1.5%        22,368      12.68%


NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at June 30, 1997, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

FINANCIAL CONDITION

The Company's total assets increased $6.8 million or 4.0% from $169.5 million at December 31, 1996 to $176.3 million at June 30, 1997. This increase was due primarily to funds generated from increased deposits growth of $2.4 million and increased borrowings of $5.0 so that new loans could be funded. In addition to asset growth through the first six months of 1997 we purchased 2% of the outstanding shares to fund Treasury Stock which reduced our capital.

The Bank's cash and cash equivalents decreased $3.3 million from $6.7 million at December 31, 1996 to $3.4 million at June 30, 1997. This decrease was due primarily from the funds being used to fund the net increase in loans.

Net loans receivable increased $8.8 million or 6.0% from $146.9 million at December 31, 1996 to $155.7 million at June 30, 1997. The increase in loans during the first six months of 1997 was predominantly in net mortgage loans which accounted for $4.9 million of the increase, and also consumer and commercial products increasing because of the generally favorable market conditions. Allowances for loan losses increased $58,500 through the three months ended June 30, 1997. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1,112,000 include specific reserves for loans or partial loans classified as doubtful in the amount of $209,000.

INVESTMENTS

Securities available-for-sale increased $1.2 million from $11.5 million at December 31, 1996 to $12.7 million at June 30, 1997. This increase was due to the purchase of investments used to maintain our liquidity requirements.

RESULTS OF OPERATIONS

The Company had net income of $521,000 or $0.32 per share and $1.0 million or $0.62 per share for the three and six months ended June 30, 1997 compared to $463,000 or $0.24 per share and $860,000 or $0.44 per share for the three and six months ended June 30, 1996.

Net interest income increased to $1.5 million for the second quarter and $3.7 million for the six months ended June 30, 1997 compared to $1.4 million and $2.7 million for the three and six months ended June 30, 1996. Interest income increased $577,000 to $3.4 million from $2.8 million for the second quarter June 30, 1997 and June 30, 1996, respectively. For the second quarter interest expense increased $419,000 to $1.9 million from $1.5 million for the quarter ended June 30, 1997 and 1996, respectively. The increased expense for the period was due to a combination of higher average balances in deposits and advances.

Provisions for loan losses increased by $7,500 and decreased by $16,000 for the three and six months ended June 30, 1997 compared to the same period ended June 30, 1996.

Non-interest expense increased to $767,000 and $1.5 million for the three and six months ended June 30, 1997 compared to $677,000 and $1.4 million for the corresponding period in 1996. This represents an increase of $90,000 and $148,000 for the three and six months ended June 30, 1997. The majority of the increase was reflected in compensation and benefits which showed an increase of $37,000 to $356,000 and an increase of $87,000 to $739,000 for the three and six months ended, respectively. The increased expense is due to providing for growth in employment needed to sustain growth in the institution.

Income tax expense is up for the three and six months ended June 30, 1997 due to higher taxable income compared to 1996.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $58,000 and $117,000 for the three and six months ended June 30, 1997 compared to $51,000 and $133,000 for the same periods ended June 30, 1996. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                              June 30   December 31
                                                               1997         1996
                                                               ----         ----
Non-accruing loans ....................................        $652         $705
Accruing loans delinquent 90 days and more ............         --           --
Troubled debt restructuring ...........................         --           --
Foreclosed assets .....................................          48            8
                                                               ----         ----
   Total non-performing assets
                                                               $700         $713
                                                               ====         ====
   Total non-performing assets as a percentage
                                                               0.40%        0.42%
                                                               ====         ====

Total non-performing assets decreased from $713,000 to $700,000 or 0.40% of total assets at June 30, 1997 from 0.42% of total assets at December 31, 1996.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At June 30, 1997, the Bank exceeded all regulatory capital standards.

At June 30, 1997, the Bank's risk based capital was $23.3 million or 21.49% of risk adjusted assets which exceeds the $8.7 million and the 8.0% OTS requirement by $14.6 million and 13.49%. The Bank's core capital at June 30, 1997 is $22.4 million or 12.68% which exceeds the OTS requirement of $5.3 million and 3.00% by $17.1 million and 9.68%. The tangible capital requirement is $2.6 million and 1.50% which the Bank exceeded by $19.8 million and 11.18% which is reflected by June 30, 1997 tangible capital balance of $22.4 million and a 12.68% ratio of tangible capital to assets.


LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1997, First Federal's liquidity ratio was 5.42%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 1997, First Federal had commitments to originate loans and to fund open lines of credit totaling $17.5 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

REGULATORY DEVELOPMENTS

As a result of the SAIF recapitalization in September 1997 the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. The FDIC has reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

                                     PART II


ITEM 1 - LEGAL PROCEEDING

         The Company and First Federal are involved from time to time, as plaintiff or defendant in various legal actions arising from the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material effect on the Company's results of operations on a consolidated basis.

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

          (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 23, 1997. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

               (1) The Election of the following directors for a three year term: Samuel Preston, Jr.

                    VOTES:                          FOR              WITHHELD
                    ------                          ---              --------
                                                 1,373,061            16,800

                    Randall C. Rider
                    VOTES:                          FOR              WITHHELD
                    ------                          ---              --------
                                                 1,373,386            16,975

               (2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 1997

                    VOTES:          FOR         AGAINST        ABSTAIN
                    ------          ---         -------        -------
                                 1,385,666       1,525          3,170


ITEM 5 - OTHER INFORMATION
         None

                                PART II CONTINUED

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               None

         (b)   Reports on Form 8-K

               (1)  April 17,  1997,  Press  Release  announcing  First  Quarter
               Earnings
               (2) April 24, 1997, Press Release announcing Cash Dividend and Second Annual Shareholder's Meeting
               (3)  July 16,  1997,  Press  Release  announcing  Second  Quarter
               Earnings
               (4) July 18, 1997, Press Release announcing Stock Repurchase Program
               (5)  July  25,  1997  Press  Release  announcing  Quarterly  Cash
               Dividend

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NORTHEAST INDIANA BANCORP, INC.


Date: August 13, 1997                        By: /S/ STEPHEN E. ZAHN
                                                 -------------------
                                                 Stephen E. Zahn
                                                 President and Chief
                                                 Executive Officer
                                                 (Duly Authorized Officer)


Date: August 13, 1997                        By: /S/ DARRELL E. BLOCKER
                                                 ----------------------
                                                 Darrell E. Blocker
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)