Form 10QSB
period 1997-09-30
NORTHEAST INDIANA BANCORP INC
filed 1997-11-10
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                          OUTSTANDING AT SEPTEMBER 30, 1997
-----                                          ---------------------------------

Common Stock, par value $.01 per share                  1,762,727


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.   FINANCIAL INFORMATION (UNAUDITED)

        Item 1.   Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets
                  September 30, 1997 and December 31, 1996

                  Consolidated Condensed Statements of Income for the three and nine months ended September 30, 1997 and 1996

                  Consolidated Statement of Change in Shareholders' Equity for the nine months ended September 30, 1997

                  Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1997 and 1996

                  Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.  OTHER INFORMATION

                  Signature page

                                              NORTHEAST INDIANA BANCORP, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                        September 30        December 31
                                                                             1997               1996
                                                                        -------------      -------------
                                                                                 (Unaudited)
ASSETS
Cash and due from financial institutions ..........................     $   3,080,266      $   6,672,374
Interest earning deposits in financial institutions ...............           100,000            100,000
Securities available for sale .....................................        13,714,184         11,496,031
Securities held to maturity,  estimated market value of
$757,000 and $891,000 at September 30, 1997 and
December 31, 1996, respectively ...................................           757,094            892,036
Loans receivable, net of allowance for loan losses
September 30, 1997 - $1,148,000  and December 31, 1996 - $1,027,300
                                                                          168,958,300        146,854,690
Other Real Estate Owned ...........................................                 0                  0
Accrued interest receivable .......................................           423,279            363,563
Premises and equipment ............................................         1,987,470          2,009,026
Other assets ......................................................         1,299,320          1,156,400
                                                                        -------------      -------------

TOTAL ASSETS ......................................................     $ 190,319,913      $ 169,544,120
                                                                        =============      =============

LIABILTIES AND SHAREHOLDERS' EQUITY
Liabilities
  Total deposits ..................................................        96,969,355         85,346,240
  Borrowed Funds ..................................................        65,000,000         56,000,000
  Accrued expenses and other liabilities ..........................         1,008,384          1,668,764
                                                                        -------------      -------------
    Total liabilities .............................................       162,977,739        143,015,004

Shareholders' equity
  Preferred stock, $.01 par value, authorized & unissued
     500,000 shares ...............................................                 0                  0
  Common stock, $.01 par value:  4,000,000 shares
  authorized; 2,182,125 shares issued .............................            21,821             21,821
  Additional paid-in capital ......................................        21,325,467         21,253,458
  Retained earnings - substantially restricted ....................        13,515,047         12,338,919
  Unearned ESOP compensation ......................................        (1,382,013)        (1,454,750)
  Unearned RRP compensation .......................................          (666,338)          (820,109)
  Net Unrealized appreciation (loss) on securities ................            37,048             15,799
  Treasury Stock  shares at cost:  419,398 at
  September 30, 1997 and 371,539 at December 31, 1996 .............        (5,508,858)        (4,826,022)
                                                                        -------------      -------------
     Total shareholders' equity ...................................        27,342,174         26,529,116
                                                                        -------------      -------------

         Total Liabilities and Shareholder's Equity ...............     $ 190,319,913      $ 169,544,120
                                                                        =============      =============

See accompanying notes to financial statements

                                       NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                Three and Nine Months ended September 30, 1997

                                                       Three Months Ended              Nine Months Ended
                                                         September 30                     September 30
                                                     1997            1996            1997             1996
                                                 -----------     -----------     -----------     -----------
                                                         (Unaudited)                      (Unaudited)
Interest income
  Loans, including fees ....................     $ 3,416,876     $ 2,799,373       9,606,664       7,962,539
  Taxable Securities .......................         232,507         209,799         672,231         479,198
  Non-taxable securities ...................           7,571           8,292          25,258          25,338
  Deposits with banks ......................          46,312          35,739         138,031          99,493
                                                 -----------     -----------     -----------     -----------
     Total interest income .................       3,703,266       3,053,203      10,442,184       8,566,568

Interest expense
  Deposits .................................       1,134,910         936,975       3,252,568       2,625,775
  Borrowed funds ...........................         928,767         689,709       2,506,128       1,812,583
                                                 -----------     -----------     -----------     -----------
     Total interest expense ................       2,063,677       1,626,684       5,758,696       4,438,358
                                                 -----------     -----------     -----------     -----------

Net interest income ........................       1,639,589       1,426,519       4,683,488       4,128,210

Provision for loan losses ..................          58,500          51,000         175,500         184,200
                                                 -----------     -----------     -----------     -----------

Net interest income after provision for loan
losses .....................................       1,581,089       1,375,519       4,507,988       3,944,010

Noninterest income
  Service charges on deposit accounts ......          63,555          38,272         173,620         112,393
  Loans servicing fees .....................          49,633          29,165         142,918          93,125
  Net realized gain on sale of securities ..               0             348               0             348
  Other ....................................          37,385          36,517         101,846          92,234
                                                 -----------     -----------     -----------     -----------
     Total noninterest income ..............         150,573         104,302         418,384         298,100

Noninterest expense
  Salaries and employee benefits ...........         397,927         340,156       1,137,092         991,643
  Occupancy ................................          81,816          72,102         237,452         204,088
  Data processing ..........................          72,765          63,991         224,589         205,447
  Insurance expense ........................          14,392         494,927          40,977         572,206
  Professional fees ........................          44,964          26,779         135,101         107,133
  Correspondent bank charges ...............          33,908          34,640         107,125         106,440
  Other expense ............................         124,010          87,743         404,103         301,369
                                                 -----------     -----------     -----------     -----------
     Total noninterest expense .............         769,782       1,120,338       2,286,439       2,488,326
                                                 -----------     -----------     -----------     -----------

                                       NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                Three and Nine Months ended September 30, 1997
                                                 (continued)


                                                       Three Months Ended              Nine Months Ended
                                                         September 30                     September 30
                                                     1997            1996            1997             1996
                                                 -----------     -----------     -----------     -----------
                                                         (Unaudited)                      (Unaudited)

Income before income taxes .................         961,880         359,483       2,639,933       1,753,784

Income tax expense .........................         375,478         134,589       1,038,162         668,627
                                                 -----------     -----------     -----------     -----------

Net income .................................     $   586,402     $   224,894     $ 1,601,771     $ 1,085,157
                                                 ===========     ===========     ===========     ===========
Earnings Per Share:
Primary ....................................     $      0.35     $      0.12     $      0.96     $      0.56
Fully Diluted ..............................            0.33            0.12            0.94            0.56

See accompanying notes to financial statements

                                    NORTHEAST INDIANA BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  Nine months ended September 30, 1997

                                              (Unaudited)

                                                                                             Unearned
                                                                                             Employee
                                                      Additional                              Stock
                                       Common          Paid-in            Retained          Ownership
                                        Stock          Capital           Earnings          Plan Shares
                                        -----          -------           --------          -----------
Balance, January 1, 1997 ...            21,821        21,253,458        12,338,919         (1,454,750)
Dividends Paid $0.24 per
  share year to date .......              --                --            (425,643)              --

Shares committed to be
 released under ESOP .......              --              72,009              --               72,737

Purchase of 47,859
shares .....................              --                --                --                 --
  of Treasury Stock

Purchase of RRP Stock ......              --                --                --                 --

Amortization of RRP
  Contributions ............              --                --                --                 --

Change in net unrealized
  appreciation on securities
  available-for-sale .......              --                --                --                 --

Net Income
 September 30, 1997 ........              --                --           1,601,771               --
                                        ------        ----------        ----------         ----------

Balances,
September 30, 1997 .........            21,821        21,325,467        13,515,047         (1,382,013)
                                        ======        ==========        ==========         ==========

                                    NORTHEAST INDIANA BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  Nine months ended September 30, 1997

                                              (Unaudited)
                                              (continued)


                                                             Net
                                       Unearned          Unrealized
                                     Recognition        Appreciation
                                        and            on Securities                           Total
                                     Retention           Available-         Treasury      Shareholders'
                                    Plan Shares          For-Sale            Stock            Equity
                                    -----------          --------            -----            ------
Balance, January 1, 1997 ...          (820,109)            15,799         (4,826,022)        26,529,116

Dividends Paid $0.24 per
  share year to date .......              --                 --                 --             (425,643)

Shares committed to be
 released under ESOP .......              --                 --                 --              144,746

Purchase of 47,859
shares .....................              --                 --             (682,836)          (682,836)
  of Treasury Stock

Purchase of RRP Stock ......              --                 --                 --                 --

Amortization of RRP
  Contributions ............           153,771               --                 --              153,771

Change in net unrealized
  appreciation on securities
  available-for-sale .......              --               21,249               --               21,249

Net Income
 September 30, 1997 ........              --                 --                 --            1,601,771

                                       --------          --------         ----------         ----------
Balances,
September 30, 1997 .........          (666,338)            37,048         (5,508,858)        27,342,174


See accompanying notes to financial statements

                                        NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Nine months ended September 30, 1997 and 1996

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                     1997              1996
                                                                                ------------      ------------
                                                                                          (Unaudited)
Cash flows from operating activities
  Net income ..............................................................     $  1,601,771      $  1,085,157
  Adjustments to reconcile net income to net cash from operating activities
     Net (gain) loss on sale of premises and equipment ....................             (152)              (50)
     Gain on sale of securities
     Gain on sale of foreclosed real estate ...............................           (1,335)           (6,879)
     Provision for loan losses ............................................          175,500           137,542
     Depreciation and amortization, net of accretion ......................          111,034           160,207
     Amortization of ESOP Contributions ...................................           72,737            72,676
     Amortization of ESOP - SOP 93-6 ......................................           72,009            30,005
     Amortization of RRP Contributions ....................................          153,771           153,771
     Net change in other assets ...........................................         (142,920)          (49,976)
     Net change in accrued interest receivable ............................          (59,716)          (80,197)
     Net change in accrued payable and other liabilities ..................         (782,024)          314,152
                                                                                ------------      ------------
         Total adjustments ................................................         (401,096)          731,251
                                                                                ------------      ------------
             Net cash from operating activities ...........................        1,200,675         1,816,408
Cash flows from investing activities
  Proceeds from maturities and principal repayments of securities
    held to maturity ......................................................          134,942            93,564
  Proceeds from maturities and principal repayments of securities
    available for sale ....................................................        1,244,423           600,000
  Proceeds from sale of securities available for sale .....................                0         2,100,000
  Purchases of securities available for sale ..............................       (3,028,506)       (9,031,933)
  Purchases of securities held to maturity ................................                0                 0
  Purchase of FHLB Stock ..................................................         (400,000)         (575,000)
  Net change interest-earning deposits in financial institutions ..........                0                 0
  Proceeds from sale of participation loans ...............................          351,500                 0
  Purchase of participation loans .........................................       (3,261,911)                0
  Net change in loans .....................................................      (19,413,609)      (16,705,182)
  Expenditures on premises and equipment ..................................            5,948                50
  Purchase of sale of premises, furniture and equipment ...................          (94,163)          (22,952)
  Proceeds from sales of foreclosed real estate ...........................           46,245            26,991
                                                                                ------------      ------------
  Net cash from investing activities ......................................      (24,415,131)      (23,514,462)

                                        NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Nine months ended September 30, 1997 and 1996

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                     1997              1996
                                                                                ------------      ------------
                                                                                          (Unaudited)
Cash flows from financing activities
  Advances from FHLB ......................................................       50,000,000        50,000,000
  Repayment of FHLB advances ..............................................      (41,000,000)      (34,500,000)
  Cash dividends paid .....................................................         (425,643)         (472,912)
  Proceeds from issuance of stock, net of conversion costs and stock
    acquired by ESOP ......................................................                0                 0
  Increase (decrease) in advances from borrowers for taxes and insurance ..          107,712            64,357
  Repurchase stock ........................................................         (682,836)       (3,959,471)
  Net increase (decrease) in deposits .....................................       11,623,115         9,719,212
                                                                                ------------      ------------
       Net cash from financing activities .................................       19,622,348        20,851,186
                                                                                ------------      ------------
Net increase in cash and cash equivalents .................................       (3,592,108)         (846,868)
Cash and cash equivalents at beginning of period ..........................        6,672,374         4,672,341
                                                                                ------------      ------------
Cash and cash equivalents at end of period ................................     $  3,080,266      $  3,825,473
                                                                                ============      ============
  Cash paid during the period for:
     Interest .............................................................     $  5,752,007      $  4,422,868
     Income taxes .........................................................        1,036,308           964,946

See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine months ended September 30, 1997 and 1996


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 1997 and 1996 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.

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

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine months ended September 30, 1997 and 1996


NOTE 4 - EARNINGS PER SHARE

Earnings per common share have been computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents which would arise from considering dilutive stock options.

NOTE 5 - COMMON STOCK CASH DIVIDENDS

On October 28, 1997 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.085 per share. The dividend will be paid on November 21, 1997 to shareholders of record on November 10, 1997. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by $149,832.

NOTE 6 - STOCK REPURCHASE PLAN

On July 18, 1997 Northeast Indiana Bancorp, Inc. (the "Company") announced its intention to repurchase 10% of the outstanding shares in the open market as Treasury Shares over the next twelve months. This program will total up to 176,273 shares.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of September 30, 1997, the Bank substantially exceeded all current regulatory capital standards.


                                  Regulatory                      Actual
                               Capital Requirement           Capital Requirement
                           --------------------------    -----------------------
                             Amount      Percent         Amount       Percent
                             ------      -------         ------       -------
                                          (Dollars in thousands)
Risk-based capital         $   9,598        8.0  %    $  24,032        20.03  %
Core capital                   5,713        3.0  %       23,031        12.09  %
Tangible capital               2,856        1.5  %       23,031        12.09  %


NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at September 30, 1997, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

FINANCIAL CONDITION

The Company's total assets increased $20.8 million or 12.3% from $169.5 million at December 31, 1996 to $190.3 million at September 30, 1997. This increase was due primarily to funds generated from increased deposits growth of $11.7 million and increased borrowings of $9.0 so that new loans could be funded. In addition to asset growth through the first nine months of 1997 we purchased 2% of the outstanding shares to fund Treasury Stock which reduced our capital.

The Bank's cash and cash equivalents decreased $3.6 million from $6.7 million at December 31, 1996 to $3.1 million at September 30, 1997. This decrease was due primarily from the funds being used to fund the net increase in loans.

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (Continued)

Net loans receivable increased $22.1 million or 15.0% from $146.9 million at December 31, 1996 to $169.0 million at September 30, 1997. The increase in loans during the first nine months of 1997 was predominantly in net mortgage loans which accounted for $12.2 million of the increase, and also consumer and commercial products increasing because of the generally favorable market conditions. Allowances for loan losses increased approximately $176,000 through the nine months ended September 30, 1997. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1,148,000 include specific reserves for loans or partial loans classified as doubtful in the amount of $416,000.

INVESTMENTS

Securities available-for-sale increased $2.2 million from $11.5 million at December 31, 1996 to $13.7 million at September 30, 1997. This increase was due to the purchase of investments used to maintain our liquidity requirements.

RESULTS OF OPERATIONS

The Company had net income of $586,000 or $0.35 per share and $1.6 million or $0.96 per share for the three and nine months ended September 30, 1997 compared to $225,000 or $0.12 per share and $1.1 million or $0.56 per share for the three and nine months ended September 30, 1996.

Net interest income increased to $1.6 million for the third quarter and $4.7 million for the nine months ended September 30, 1997 compared to $1.4 million and $4.1 million for the three and nine months ended September 30, 1996. Interest income increased $650,000 to $3.7 million from $3.1 million for the third quarter September 30, 1997 and September 30, 1996, respectively. For the third quarter interest expense increased $437,000 to $2.1 million from $1.6 million for the quarter ended September 30, 1997 and 1996, respectively. The increased expense for the period was due to a combination of higher average balances in deposits and advances.

Provisions for loan losses increased by $7,500 and decreased by $8,700 for the three and nine months ended September 30, 1997 compared to the same period ended September 30, 1996.

Non-interest expense decreased to $769,000 and $2.3 million for the three and nine months ended September 30, 1997 compared to $1.1 million and $2.5 million for the corresponding period in 1996. This represents a decrease of $350,000 and $202,000 for the three and nine months ended September 30, 1997. This decrease is due to the FDIC's one time assessment to recapitalize the Savings Association Insurance Fund (SAIF) in September 1996. This SAIF assessment was approximately a $453,000 expense before tax.

Income tax expense is up for the three and nine months ended September 30, 1997 due to higher taxable income compared to 1996.

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $58,000 and $175,000 for the three and nine months ended September 30, 1997 compared to $51,000 and $184,000 for the same periods ended September 30, 1996. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                       September 30    December 31
                                                             1997          1996
                                                             ----          ----

Non-accruing loans .................................         $325          $705
Accruing loans delinquent 90 days and more .........          --            --
Troubled debt restructuring ........................          --            --
Foreclosed assets ..................................            3             8
                                                             ----          ----
   Total non-performing assets .....................         $328          $713
                                                             ====          ====

   Total non-performing assets as a percentage
     of total assets ...............................         0.17%         0.42%
                                                             ====          ====

                         NORTHEAST INDIANA BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND LOSSES PROVISIONS (Continued)

Total non-performing assets decreased from $713,000 to $328,000 or 0.17% of total assets at September 30, 1997 from 0.42% of total assets at December 31, 1996.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At September 30, 1997, the Bank exceeded all regulatory capital standards.

At September 30, 1997, the Bank's risk based capital was $24.0 million or 20.03% of risk adjusted assets which exceeds the $9.6 million and the 8.0% OTS requirement by $14.4 million and 12.03%. The Bank's core capital at September 30, 1997 is $23.0 million or 12.09% which exceeds the OTS requirement of $5.7 million and 3.00% by $17.3 million and 9.09%. The tangible capital requirement is $2.9 million and 1.50% which the Bank exceeded by $20.1 million and 10.59% which is reflected by September 30, 1997 tangible capital balance of $23.0 million and a 12.09% ratio of tangible capital to assets.

LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1997, First Federal's liquidity ratio was 5.23%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 1997, First Federal had commitments to originate loans and to fund open lines of credit totaling $17.5 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         None


ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               None

         (b) Reports on Form 8-K

               (1) October 22, 1997 Press Release announcing Third Quarter Earnings

               (2) October 28, 1997 Press Release announcing Quarterly Cash Dividend

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NORTHEAST INDIANA BANCORP, INC.


  Date:  November 7, 1997          By:    /S/ STEPHEN E. ZAHN
                                          -------------------
                                          Stephen E. Zahn
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


  Date:  November 7, 1997          By:    /S/ DARRELL E. BLOCKER
                                          ----------------------
                                          Darrell E. Blocker
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)