Form 10KSB
period 1997-12-31
NORTHEAST INDIANA BANCORP INC
filed 1998-03-31
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        State the issuer's revenues for its most recent fiscal year: $14.9 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of March 16, 1998, was $36.75 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As  of  March  16,  1998,   there  were  1,698,927  shares  issued  and
outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1997. Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders.

                                     PART I


Item 1.           Description of Business

General

         The Company. Northeast Indiana Bancorp (the "Company") a Delaware corporation, is the holding company for First Federal Savings Bank (the "Bank" or "First Federal"). All references to the Company prior to June 27, 1995, the date of the Bank's conversion from mutual to stock form, except where otherwise indicated, are to the Bank.

         At December 31, 1997, the Company had $199.37 million of assets and stockholders' equity of $27.29 million (or 13.69% of total assets).

         The executive offices of the Company are located at 648 North Jefferson Street, Huntington, Indiana 46750, and its telephone number at that address is
(219) 356-3311.

         The activities of the Company itself have been limited to its investment in the Bank, investments in a one-year renewable note receivable from the Bank, interest-bearing deposits at financial institutions and a note receivable from the Bank's Employee Stock Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Bank.

         The Bank. The Bank is a federally chartered stock savings association headquartered in Huntington, Indiana. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Bank's primary market area is Huntington County, Indiana, which is serviced through its three full-service offices in Huntington, Indiana.

         The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. The Bank also originates commercial real estate, construction, consumer and commercial business loans. The Bank has in the past purchased a limited number of loans and equipment leases. At December 31, 1997, substantially all of the Bank's real estate mortgage loans, including commercial and multi-family, were secured by properties located in the Bank's market area. The Bank also invests in obligations of states and political subdivisions, mutual funds and other permissible investments.

         The Company's revenues are derived principally from interest on loans, interest on investment and other securities and service fee income. The Company does not originate loans to fund leveraged buyouts, and has no loans to foreign corporations or governments. While the Company generally solicits deposits only in its primary market area, at December 31, 1997, the Company had $100,000 in brokered deposits.

Lending Activities

         Market Area. The Company's office is located at 648 North Jefferson Street in Huntington, Indiana. The City of Huntington is located in Huntington County, Indiana, 25 miles southwest of Fort Wayne, Indiana. The City of Huntington is the County Seat of Huntington County and has a population of approximately 17,000. Along with an agricultural base, the major employers in

Huntington County are engaged in light industry and include Wabash Magnetics, United Technologies Electronic Controls, Hayes Lemmerz, CFM Majestic, Preferred Technical Group, Pyle Mfg, LLC, Good Humor-Breyer, Allied Signal Automotive and Wayne Metal Products.

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial real estate loans, construction or development loans and consumer loans, and commercial business loans. At December 31, 1997, the Bank's gross loans outstanding totaled $180.19 million, of which $109.08 million or 60.53% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 40.52% were fixed-rate loans, and 59.48% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $19.34 million, of which 59.47% were fixed-rate loans and 40.53% were adjustable-rate loans. Also at that date, the Bank's construction or development loans totaled $10.60 million or 5.88% of the Bank's total loan portfolio, 79.59% of which were adjustable-rate loans. At December 31, 1997, commercial business loans totaled $17.53 million or 9.73% of the Bank's total loan portfolio, of which 66.73% were fixed-rate loans and 33.27% were adjustable-rate loans.

         At December 31, 1997, the balance of the Bank's consumer loans consisted of $23.65 million of loans, which represented 13.12% of the Bank's gross loan portfolio. Of the consumer loans outstanding, 69.60% were fixed-rate loans and 30.40% were adjustable-rate loans.

         The Bank and the Company also invest in mutual funds, obligations of states and political subdivisions, and other debt securities and mortgage-backed securities. At December 31, 1997, mutual funds totaled $736,000 or 0.37% of total assets, mortgage-backed securities totaled $6.6 million or 3.26% of total assets, Government agencies totaled $4.0 million or 2.01% of total assets, and obligations of states and political subdivisions totaled $639,000 or 0.32% of total assets. See "Investment Activities."

        The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1997, the maximum which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $3.6 million. At December 31, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1997 was $2.19 million in loans to one borrower secured by a fleet of automobiles registered in the State of Indiana. The next largest lending relationship at December 31, 1997 was $2.01 million in loans to one borrower secured by a manufacturing facility located in Huntington County, Indiana. The next largest lending relationship at December 31, 1997 was $1.41 million secured by a hotel in Kosciusko County, Indiana. The next largest lending relationship at that date was $1.40 million in loans secured by parcels of real estate located in Steuben County, Indiana. Finally, the next largest lending relationship at December 31, 1997 was a $1.33 million in loans secured by various spec homes being built in Allen County, Indiana.

         Loan Portfolio Composition. The following is information concerning the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                                   December 31,
                                            ---------------------------------------------------------------------------------------
                                                    1997                  1996                  1995                    1994
                                            ---------------------------------------------------------------------------------------
                                             Amount    Percent     Amount    Percent     Amount      Percent     Amount     Percent
                                             ------    -------     ------    -------     ------      -------     ------     -------
                                                                            Dollars in thousands)
Real Estate Loans:
 One- to four-family........................$109,080     60.53%   $ 99,325    65.10%    $ 85,533      67.88%   $ 76,082      70.04%
 Multi-family...............................   2,606      1.45       2,993     1.96        2,029       1.61       1,621       1.49
 Commercial.................................  16,734      9.29      12,301     8.06       11,742       9.32       8,835       8.13
 Construction or development................  10,596      5.88      10,749     7.04        6,359       5.05       7,033       6.47
                                            --------     -----    --------    -----     --------      -----    --------      -----

     Total real estate loans................ 139,016     77.15     125,368    82.16      105,663      83.86      93,571      86.13
                                            --------     -----    --------    -----     --------      -----    --------      -----

Other Loans:
 Consumer Loans:
  Deposit account...........................      44       .02         157      .10          170        .13         264        .24
  Student...................................     ---       ---        ---       ---         ---        ---        ---         ---
  Automobile................................  11,573      6.42       8,820     5.78        7,756       6.16       6,719       6.19
  Home equity...............................   5,506      3.06       4,176     2.74        3,121       2.48       2,895       2.66
  Home improvement..........................     656       .36         291      .19          258        .20         202        .19
  Other.....................................   5,873      3.26       4,204     2.76        3,245       2.58       2,238       2.06
                                            --------     -----    --------    -----     --------      -----    --------      -----

     Total consumer loans...................  23,652     13.12      17,648    11.57       14,550      11.55      12,318      11.34
                                            --------     -----    --------    -----     --------      -----    --------      -----

 Commercial business loans..................  17,526      9.73       9,568     6.27        5,783       4.59       2,745       2.53
     Total loans............................ 180,194    100.00%    152,584   100.00%     125,996     100.00%    108,634     100.00%
                                                        ======               ======                  ======                 ======

Less:
 Undisbursed portion of construction loans..   3,981                 4,380                 2,210                  3,333
 Loans in process...........................     355                   208                   169                    124
 Deferred fees and discounts................     125                   114                    95                     81
 Allowance for loan losses..................   1,194                 1,027                   881                    694
                                            --------             --------               --------                --------
 Total loans receivable, net................$174,539              $146,855              $122,641                $104,402
                                            ========              ========              ========                ========

                                                     December 31,
                                                         1993
                                                  ---------------------
                                                  Amount        Percent
                                                  ------        -------
Real Estate Loans:
 One- to four-family........................    $ 64,874        71.93%
 Multi-family...............................       1,610         1.79
 Commercial.................................       5,431         6.02
 Construction or development................       4,366         4.84
                                                --------       ------
     Total real estate loans................      76,281        84.58
                                                --------       ------
Other Loans:
 Consumer Loans:
  Deposit account...........................         212          .24
  Student...................................         ---          ---
  Automobile................................       6,947         7.70
  Home equity...............................       2,259         2.50
  Home improvement..........................         184          .20
  Other.....................................       1,633         1.81
                                                --------       ------
     Total consumer loans...................      11,235        12.45
                                                --------       ------
 Commercial business loans..................       2,676         2.97
     Total loans............................      90,192       100.00%
                                                               ======

Less:
 Undisbursed portion of construction loans..       1,546
 Loans in process...........................         451
 Deferred fees and discounts................          13
 Allowance for loan losses..................         457
                                                --------
 Total loans receivable, net................    $ 87,725
                                                ========

         The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                      December 31,
                                                    -----------------------------------------------------------------------------
                                                             1997                         1996                       1995
                                                    ----------------------      -----------------------    ----------------------
                                                     Amount        Percent       Amount         Percent     Amount        Percent
                                                                                 (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...........................    $44,203         24.53       $ 35,764         23.44%    $ 30,539        24.24%
  Multi-family..................................      1,586           .88          2,397          1.57        2,029         1.61
  Commercial....................................      9,916          5.50          5,922          3.88        4,409         3.50
  Construction or development...................      2,163          1.20          1,421           .94        2,881         2.28
                                                    -------         -----       --------         -----     --------        -----

     Total real estate loans....................     57,868         32.11         45,504         29.83       39,858        31.63
                                                    -------         -----       --------         -----     --------        -----

 Consumer.......................................     16,462          9.14         12,619          8.27       11,379         9.03
 Commercial business............................     11,694          6.49          4,399          2.88        1,460         1.16
                                                    -------         -----       --------         -----     --------        -----

     Total fixed-rate loans.....................     86,024         47.74         62,522         40.98       52,697        41.82

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...........................     64,877         36.00         63,561         41.66       54,994        43.65
  Multi-family..................................      1,020           .57            595           .39          ---          ---
  Commercial....................................      6,818          3.78          6,380          4.17        7,333         5.82
  Construction or development...................      8,433          4.68          9,328          6.11        3,478         2.76
                                                    -------         -----       --------         -----     --------        -----

     Total real estate loans....................     81,148         45.03         79,864         52.33       65,805        52.23
                                                    -------         -----       --------         -----     --------        -----

 Consumer.......................................      7,190          3.99          5,029          3.30        3,171         2.52
 Commercial business............................      5,832          3.24          5,169          3.39        4,323         3.43
                                                    -------         -----       --------         -----     --------        -----

     Total adjustable-rate loans................     94,170         52.26         90,062         59.02       73,297        58.18
                                                    -------         -----       --------         -----     --------        -----

     Total loans................................    180,194        100.00%       152,584        100.00%     125,996       100.00%
                                                                   ======                       ======                    ======

Less:
 Undisbursed portion of construction loans......      3,981                        4,380                      2,210
 Loans in process...............................        355                          208                        169
 Deferred fees and discounts....................        125                          114                         95
 Allowance for loan losses......................      1,194                        1,027                        881
                                                   --------                     --------                   --------
    Total loans receivable, net.................   $174,539                     $146,855                   $122,641
                                                   ========                     ========                   ========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                Real Estate
                            ----------------------------------------------------------------------------
                                                             Multi-family and              Construction
                                One- to Four-Family            Commercial                 or Development
                            ------------------------  ------------------------   -----------------------
                                            Weighted                 Weighted                  Weighted
                                             Average                  Average                   Average
                               Amount         Rate      Amount          Rate      Amount         Rate
                               ------         ----      ------          ----      ------         ----
                                                                    (Dollars in Thousands)
      Due During
    Years Ending
     December 31,
1998(1)................    $       54        9.06%    $     173          8.75%   $ 4,201         9.34%
1999 and 2000..........           254        9.05            19         10.59        ---          ---
2001 and 2002..........         2,428        8.16           573          8.42        ---          ---
2003 to 2007...........        17,536        8.12         8,454          8.88        120         8.56
2008 to 2022...........        88,808        7.64        10,121          8.98      6,275         7.33

                                                        Commercial
                                   Consumer              Business                Total
                             ------------------  ----------------------  -----------------------
                                       Weighted                Weighted                 Weighted
                                        Average                 Average                 Average
                             Amount       Rate      Amount        Rate      Amount        Rate
                             ------       ----      ------        ----      ------        ----
1998(1)................    $ 5,424      10.80%   $ 4,483        9.62%    $  14,335       9.96%
1999 and 2000..........      3,861       9.39      2,805        9.67         6,939       9.50
2001 and 2002..........      7,516       9.20      4,269        8.92        14,786       8.92
2003 to 2007...........      6,393       9.12      3,002        9.38        35,505       8.59
2008 to 2022...........        458       9.13      2,967       10.39       108,629       7.83

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after December 31, 1997 which have predetermined interest rates is $86.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $94.2 million.

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

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1997, the Bank's one- to four-family residential mortgage loans totaled $109.08 million, or 60.53%, of the Bank's gross loan portfolio.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 1997, the Bank originated $12.90 million of fixed-rate loans and $8.83 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 25 years. The Bank currently offers one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the National Monthly Median Cost of Funds Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year ARM product has limits of 5.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 1997, the total balance of one-to four-family adjustable-rate loans was $64.88 million or 36.00% of the Bank's gross loan portfolio.

         The Bank also offers fixed-rate mortgage loans with maturities of up to 20 years. At December 31, 1997, the total balance of one- to four-family fixed-rate loans was $44.20 million or 24.53% of the Bank's gross loan portfolio.

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

         First Federal has a first time home buyers loan program. This program provides an additional opportunity for first time home buyers who qualify by allowing them to borrow 98% of the appraised value of an owner occupied residence up to $75,000. These loans do not require PMI insurance. First Federal developed this program in an effort to help meet a credit need of our community.

         The  loans   currently   originated  by  the  Bank  are  not  typically
underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for portfolio.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in its market area. At December 31, 1997, the Bank had $16.73 million and $2.61 million of commercial and multi-family real estate loans, respectively, which represented 9.29% and 1.45%, respectively, of the Bank's gross loan portfolio.

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

         Construction or Development Lending. At December 31, 1997, the Bank had $10.60 million of construction or development loans. First Federal offers loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 1997, the Bank had $2.16 million and $8.43 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 1.20% and 4.68%, respectively, of the Bank's gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

         Construction lending is generally considered to involve a higher level of credit risk than one-to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

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

         A significant component of the Bank's consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 1997, the Bank's automobile loans totaled $11.57 million or 6.42% of the Bank's gross loan portfolio. Of this amount approximately $3.29 million or 28.44% and $8.28 million or 71.56% were originated on a direct and indirect basis, respectively.

        First Federal also originates home improvement and home equity line of credit loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 100% or less of the appraised value (where First Federal has the first mortgage) of the property securing the loan or 70% or less of appraised value (where First Federal does not have the first mortgage or where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 1997, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $5.51 million and $656,000, respectively, which represented 3.06% and .36%, respectively, of the Bank's gross loan portfolio.

         At December 31, 1997, the Bank's consumer loan portfolio totaled $23.65 million, or 13.12% of its gross loan portfolio. At December 31, 1997, approximately 69.60% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 30.40% were adjustable rate consumer loans.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, $37,000 of the Bank's consumer loans were non-performing representing .02% of the gross loan portfolio.

         Commercial Business Lending. The Bank also originates commercial business loans and purchases commercial leases. At December 31, 1997 approximately $17.53 million, or 9.73% of the Bank's gross loan portfolio was commercial business lending. The largest commercial business loan is a line of credit of $3.3 million to an automobile leasing company, of which $2.19 million was outstanding at December 31, 1997.

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

        First Federal's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of First Federal's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional thrift lending.

Originations, Purchases and Sales of Loans

         Loan   originations   are  developed  from  continuing   business  with
depositors and borrowers, soliciting realtors, builders, walk-in customers and other third-party sources.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1997, the Bank originated $42.35 million in fixed-rate loans and $32.24 million in adjustable rate loans.

         Total commercial business loan originations increased in 1997 compared to 1996 with the largest growth in commercial leases.

         In 1997, refinancing of residential loans decreased contributing to the decrease in one- to four-family originations for the year of $7.43 million to $21.73 million in 1997 from $29.16 million in 1996.

         During fiscal 1997, the Bank purchased $3.0 million of loans originated by other lenders all of which were secured by mobile homes. At December 31, 1997, none of these loans were included in the Bank's non-performing assets.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                  Year Ended December 31,
                                                           -----------------------------------
                                                             1997         1996          1995
                                                          ---------      -------       -------
                                                                     (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................      $  8,983      $17,971      $  9,296
                    - multi-family...................           ---          ---           361
                    - commercial.....................         2,632        1,061         2,447
                    - construction...................        10,551        8,466         5,441
  Non-real estate - consumer.........................         2,414        1,961         1,626
                           - commercial business.....         7,661        5,711         5,342
                                                          ---------      -------       -------
         Total adjustable-rate.......................        32,241       35,170        24,513
                                                          ---------      -------       -------
 Fixed rate:
  Real estate - one- to four-family..................        13,024       11,186         3,919
                    - multi-family...................           729          ---            20
                    - commercial.....................         3,757        1,461           504
                    - construction...................         2,962        3,641           508
  Non-real estate - consumer.........................        14,216       10,187        11,365
                           - commercial business.....         7,658        3,531           799
                                                          ---------    ---------    ----------
         Total fixed-rate............................        42,346       30,006        17,115
                                                          ---------      -------       -------
         Total loans originated......................        74,587       65,176        41,628
                                                          ---------     --------      --------

Purchases:
  Real estate - one- to four-family..................           ---          ---         2,690
                    - multi-family...................           ---          250           ---
                    - commercial.....................           300          ---           ---
   Non real estate - commercial......................         2,962        1,189           ---
                                                           --------      -------      --------
         Total loans purchased.......................         3,262        1,439         2,690

Sales and Repayments:
  Real estate - multi-family.........................           352          ---           ---
                    - commercial.....................           ---          ---           ---
                                                          ---------      -------       -------
         Total loans sold............................           352          ---           ---
  Principal repayments...............................        49,887       40,027        26,956
                                                          ---------      -------       -------
         Total reductions............................        50,239       40,027        26,956
                                                          ---------      -------       -------
         Net increase (decrease).....................     $  27,610      $26,588       $17,362
                                                          =========      =======       =======

Asset Quality

         General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed, and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will be referred to the Bank's legal counsel for collection. In all cases, if the Bank believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

         When a loan becomes delinquent 90 days or more, the Bank will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

         Delinquent consumer loans are handled in a similar manner as those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1997. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                          30 to 89 Days                   90 Days and Over              Total Delinquent Loans
                                ----------------------------------   -----------------------------  ---------- ------------------
                                                          Percent                         Percent                        Percent
                                                          of Loan                         of Loan                        of Loan
                                 Number      Amount       Category    Number   Amount    Category   Number   Amount     Category
                                 ------      ------       --------    ------   ------    --------   ------   ------     --------

Real Estate:
  One- to four-family......         37      $1,350           1.24%      16     $  334        .31%      53    $1,684        1.55%
  Commercial...............          2          33            .20        2        706       4.22        4       739        4.42
  Construction or
    development............          2         269           2.54       --         --         --        2       269        2.54
Consumer...................         46         287           1.21       10         37        .16       56       324        1.37
Commercial business........         46         937           5.35        6         89        .51       52     1,026        5.86


     Total.................        133      $2,876           1.60%      34     $1,166        .65%     167    $4,042        2.25%
                                   ===      ======           ====      ===     ======       =====     ===    ======        ====

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                           December 31,
                                                         -------------------------------------------
                                                         1997       1996      1995    1994      1993
                                                         ----       ----      ----    ----      ----
                                                                   (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................     $334      $470      $  9    $---      $ 26
  Multi-family.......................................      ---       ---       ---     ---       ---
  Commercial real estate.............................      706       172       171      14       ---
  Construction or development........................      ---       ---       ---     289       ---
  Consumer...........................................       37        63        94      30        34
  Commercial business................................       89       ---        10       4         8
                                                         -----      ----      ----    ----      ----
     Total...........................................    1,166       705       284     337        68
                                                         -----      ----      ----    ----     -----

Foreclosed assets:
  One- to four-family................................      ---       ---       ---     ---       ---
                                                         -----    ------     -----   -----     -----
     Total...........................................     ----       ---       ---     ---       ---
                                                         -----    ------     -----   -----     -----

Repossessed assets:
  Consumer...........................................        7         8       ---     ---       ---
                                                          ----     -----     -----   -----     -----
     Total...........................................        7         8       ---     ---       ---
                                                          ----     -----     -----   -----     -----

Total non-performing assets..........................   $1,173      $713      $284    $337      $ 68
                                                        ======      ====      ====    ====      ====
Total as a percentage of total assets................     .58%      .42%      .21%    .29%      .07%
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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $944,000 of its assets as special mention, $529,000 as substandard, net of specific reserves, none as doubtful, and none as loss. At December 31, 1997, total classified assets comprised $1.47 million, or 6.20% of the Bank's capital, or 0.74% of the Bank's total assets.

         Other Loans of Concern. Other than the non-performing loans and foreclosed real estate held for sale set forth in the tables above, as of December 31, 1997 and the classified assets there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Although management believes that it uses the information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1997, the Bank had a total allowance for loan losses of $1.19 million, representing 10.24% of total non-performing loans and 0.68% of the Bank's loans, net. See Note 3 of the Notes to Consolidated Financial Statements.

                  The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                              December 31,
                         ---------------------------------------------------------------------------------------------------------
                                                  1997                            1996                             1995
                         ----------------------------------  ----------------------------------  ---------------------------------
                                                Percent of                            Percent                             Percent
                                                  Loans                               of Loans                            of Loans
                                       Loan      in Each                    Loan      in Each                   Loan      in Each
                          Amount of   Amounts    Category    Amount of    Amounts     Category    Amount of    Amounts    Category
                         Loan Loss      by        to Total    Loan Loss     by         to Total    Loan Loss   by  to      Total
                         Allowance   Category      Loans      Allowance   Category      Loans    Allowance    Category     Loans
                         ---------   --------      -----      ---------   --------       -----    ---------   --------     -----
                                                                              (In thousands)
One- to four-family......  $  240   $109,080        60.53%    $  209     $ 99,325       65.10%      $180     $ 85,533       67.88%
Multi-family.............      22      2,606         1.45         74        2,993        1.96         50        2,029        1.61
Commercial real estate...     163     16,734         9.29        106       10,996        7.20        100       11,742        9.32
Construction or
  development............     237     10,596         5.88        311       12,054        7.90        200        6,359        5.05
Consumer.................     136     23,652        13.12         79       17,648       11.57         65       14,550       11.55
Commercial business......     244     17,526         9.73        165        9,568        6.27        100        5,783        4.59
Unallocated..............     152        ---          ---         83          ---         ---        186          ---         ---
                           ------   --------       ------     ------     --------      ------       ----     --------      ------
     Total...............  $1,194   $180,194       100.00%    $1,027     $152,584      100.00%      $881     $125,996      100.00%
                           ======   ========       ======     ======     ========      ======       ====     ========      ======

                                                                     December 31
                               ----------------------------------------------------------------------------
                                                 1994                                    1993
                               ------------------------------------   -------------------------------------
                                                           Percent                               Percent
                                                           of Loans                               of Loans
                                              Loan        in Each                    Loan         in Each
                                Amount of    Amounts       Category     Amount of    Amounts      Category
                               Loan Loss       by          to Total    Loan Loss      by          to Total
                               Allowance    Category         Loans     Allowance   Category        Loans
                               ---------    --------         -----     ---------   --------        -----
One- to four-family......      $  145      $ 76,082        70.04%      $  76       $ 64,874       71.93%
Multi-family.............          45         1,621         1.49          40          1,610        1.79
Commercial real estate...          75         8,835         8.13          55          5,431        6.02
Construction or
  development............         200         7,033         6.47         110          4,366        4.84
Consumer.................          50        12,318        11.34          45         11,235       12.45
Commercial business......          40         2,745         2.53          40          2,676        2.97
Unallocated..............         139           ---          ---          91            ---         --

     Total...............       $ 694      $108,634       100.00%      $ 457       $ 90,192      100.00
                                =====      ========       ======       =====       ========      ======

         The following table sets forth an analysis of the Bank's allowance for loan losses activity.

                                                                    Year Ended December 31,
                                                        -----------------------------------------
                                                          1997     1996      1995      1994       1993
                                                        --------  ------    ------    ------     -----
                                                                     (Dollars in Thousands)
Balance at beginning of period.......................     $1,027    $  881     $ 694      $ 457     $  270

Charge-offs:
  One- to four-family................................          2         3       ---        ---          2
  Commercial.........................................          1       ---         9        ---        ---
  Consumer...........................................        133       131        65         33         29
                                                        --------    ------      ----      -----    -------
                                                             136       134        74         33         31
                                                        --------    ------      ----      -----    -------
Recoveries:
  Consumer...........................................         38        45        10          7         21
                                                        --------    ------      ----      -----     ------
                                                              38        45        10          7         21
                                                        --------    ------      ----      -----     ------

Net charge-offs......................................         98        89        64         26         10
Additions charged to operations......................        265       235       251        263        197
                                                         -------   -------     -----     ------     ------
Balance at end of period.............................     $1,194    $1,027     $ 881     $  694     $  457
                                                          ======    ======     =====     ======     ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........       .06%      .07%      .06%       .03%       .01%
                                                            ===     =====      ====      =====      =====

Ratio of net charge-offs during the period to
 average non-performing loans........................     13.07%    20.23%    16.41%      9.92%      5.32%
                                                          =====    ======     =====      =====      =====

Investment Activities

         General. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank has generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.55%.

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

         Securities and Other Interest-Earning Assets. At December 31, 1997, First Federal's interest-earning deposits with other financial institutions totaled $3.14 million, or 1.57% of total assets, and its securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $15.39 million, or 7.72% of total assets. Included in other securities, as of such date, the Bank had a $3.25 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective January 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value, and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At December 31, 1997, the Bank had $757,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities and securities available for sale with a fair value of $14.63 million. See Note 2 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                      1997                      1996                     1995
                                                             ----------------------    ---------------------    -------------------
                                                             Carrying         %of      Carrying        % of      Carrying     % of
                                                               Value         Total       Value         Total       Value      Total
                                                               -----         -----       -----         -----       -----      -----
                                                                                       (Dollars in Thousands)
Debt securities:
  Obligations of states and political subdivisions........    $   639         4.15%     $    703        5.67%     $  764      11.10%
  Mortgage-backed securities..............................      6,599        42.89         6,162       49.73         ---        ---
  Federal agency obligations..............................      4,044        26.29         1,787       14.43       1,104      16.04
  Corporate bonds.........................................        118          .77           189        1.53         222       3.23
                                                              -------         ----      --------        ----      ------      -----

     Total debt securities................................     11,400        74.10         8,841       71.36       2,090      30.37

Equity securities:
  Mutual funds............................................        735         4.78           697        5.63       2,717      39.48
  FHLB stock..............................................      3,250        21.12         2,850       23.01       2,075      30.15
                                                              -------         ----      --------        ----      ------      -----

     Total securities.....................................    $15,385       100.00%     $ 12,388      100.00%     $6,882     100.00%
                                                              =======       ======      ========      ======      ======     ======

Sources of Funds

         General. The Bank's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At December 31, 1997, the Bank had total FHLB advances of $63.0 million with the capacity to borrow as of December 31, 1997 an additional $3.0 million. See Note 6 of the Notes to Consolidated Financial Statements.

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, savings, NOW, checking, money market deposit and time deposit accounts. The time deposit accounts currently range in terms from 90 days to five years.

         The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. First Federal generally solicits deposits from its market area and does not use brokers regularly to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and time deposit accounts and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                           Year Ended December 31,
                                                 -------------------------------------
                                                     1997           1996         1995
                                                  --------      --------      ---------
                                                         (Dollars in Thousands)
Opening balance.............................     $  85,346      $ 68,203      $ 68,533
Deposits....................................       303,686       260,248       246,971
Withdrawals.................................       286,040       246,610       250,038
Interest credited...........................         4,558         3,505         2,737
                                                  --------      --------      ---------

Ending balance..............................      $107,550      $ 85,346      $ 68,203
                                                  ========      ========      ========

Net increase (decrease).....................       $22,204      $ 17,143      $   (330)
                                                   =======      ========      ========

Percent increase (decrease).................        26.02%        25.14%          (.48)%
                                                    =====        ======           =====

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                            December 31,
                                                 --------------------------------------------------------------------------
                                                          1997                    1996                       1995
                                                 ----------------------    ----------------------    ----------------------
                                                               Percent                  Percent                    Percent
                                                    Amount    of Total     Amount       of Total      Amount      of Total
                                                                       (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook Accounts 2.75%........................  $   9,336       8.68%     $10,147         11.89%     $10,510        15.41%
Demand and NOW Accounts 1.19%..................     12,037      11.19       10,295         12.06        9,980        14.63
Money Market Accounts 5.10%....................     17,098      15.90       11,680         13.69        3,408         5.00
                                                 ---------      -----      -------        ------      -------       ------

Total Non-Time Deposits........................     38,471      35.77       32,122         37.64       23,898        35.04
                                                 ---------      -----      -------        ------      -------       ------

Time Deposits:

 2.00 -  3.99%.................................      1,045        .97        1,286          1.51          919         1.35
 4.00 -  5.99%.................................     38,467      35.77       39,177         45.90       25,743        37.74
 6.00 -  7.99%.................................     29,567      27.49       12,761         14.95       17,643        25.87
                                                 ---------     ------      -------        ------      -------       ------

Total Time Deposits............................     69,079      64.23       53,224         62.36       44,305        64.96
                                                 ---------     ------      -------        ------      -------       ------

Total Deposits.................................   $107,550     100.00%     $85,346        100.00      $68,203       100.00%
                                                  ========     ======      =======        ======      =======       ======

         The following table shows rate and maturity information for the Bank's time deposit accounts as of December 31, 1997.

                                        2.00-        4.00-         6.00-                      Percent
                                        3.99%        5.99%         7.99%       Total          of Total
                                        -----        -----         -----       -----          --------
                                                           (Dollars in Thousands)
Time deposit accounts
maturing in quarter ending:
March 31, 1998.................          $484      $11,740      $  3,972      $16,196            23.45%
June 30, 1998..................           508        7,104         2,695       10,307            14.92
September 30, 1998.............            53        7,112        11,834       18,999            27.50
December 31, 1998..............           ---        6,061         8,260       14,321            20.73
March 31, 1999.................           ---        2,383           510        2,893             4.19
June 30, 1999..................           ---        1,163           100        1,263             1.83
September 30, 1999.............           ---          127           510          637              .92
December 31, 1999..............           ---          396         1,013        1,409             2.04
March 31, 2000                            ---          136            68          204              .30
June 30, 2000                             ---          505           209          714             1.03
September 30, 2000                        ---          377           165          542              .78
December 31, 2000                         ---          410           230          640              .93
Thereafter.....................           ---          953             1          954             1.38

   Total.......................        $1,045      $38,467       $29,567      $69,079           100.00%
                                       ======      =======       =======      =======           ======

   Percent of total............         1.51%       55.69%        42.80%      100.00%
                                                                              ======

         The following table indicates the amount of the Bank's time deposit accounts by time remaining until maturity as of December 31, 1997.

                                                                                Maturity
                                                                    Over        Over
                                                     3 Months      3 to 6     6 to 12        Over
                                                      or Less      Months      Months     12 months      Total
                                                      -------      ------      ------     ---------      -----
                                                                            (In Thousands)

Time deposit accounts less than $100,000.........     $11,592     $  8,134     $14,734      $7,195     $41,655
Time deposit accounts of $100,000 or more........       3,429        1,789      17,546       2,061      24,825
Public funds (1).................................       1,175          384       1,040         ---       2,599
                                                      -------      -------     -------      ------     -------
Total time deposit accounts......................     $16,196      $10,307     $33,320      $9,256     $69,079
                                                      =======      =======     =======      ======     =======

-------------------
(1) Deposits from governmental and other public entities.

         Borrowings. First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At December 31, 1997, the Bank had $3.25 million of FHLB of Indianapolis stock. The Bank has the ability to purchase additional capital stock from the FHLB. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements and "Business - Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                         Year Ended December 31,
                                  ----------------------------------
                                    1997          1996         1995
                                    ----          ----         ----
                                              (In Thousands)
Maximum Balance:
  FHLB advances................   $63,000       $57,000      $42,500

Average Balance:
  FHLB advances................   $58,859       $46,128      $34,560


Service Corporation Activities

         As a federally chartered savings bank, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $4.0 million at December 31, 1997, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At December 31, 1997, First Federal had no subsidiaries.


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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of September 30, 1997 and February 25, 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. The Bank's OTS assessment for the fiscal year ended December 31, 1997, was approximately $50,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $3.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         As a result  of the SAIF  recapitalization,  the FDIC has  amended  its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC has also further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank currently qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first quarter period of 1998 equal to 6.28 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.26 basis points per $100 of domestic deposits.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank has no subsidiaries.

         At December 31, 1997, the Bank had tangible capital of $23.7 million, or 11.9% of adjusted total assets, which is approximately $20.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Bank had no intangibles which were subject to these tests.

         At December 31, 1997, the Bank had core capital equal to $23.7 million, or 11.9% of adjusted total assets, which is $17.7 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, the Bank had $1.1 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997, the Bank had total risk-based capital of $24.8 million (including approximately $23.7 million in core capital and $1.1 million in qualifying supplementary capital) and risk-weighted assets of $125.7 million (with no converted off-balance sheet assets); or total capital of 19.8% of risk-weighted assets. This amount was $14.7 million above the 8% requirement in effect on that date.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 5.55% and a short-term liquid assets ratio of 3.37%.

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

Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its inception.

        Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a Company, then within one year after the failure, the Company must register as a bank company and become subject to all restrictions on bank holding companies. See "Company Regulation."

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

Company Regulation

         The Company is a unitary savings and loan Company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

        If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank company are more limited than are the activities authorized for a unitary or multiple savings and loan company. See "Qualified Thrift Lender Test."

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1997, the Bank had $3.25 million of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.56% and were 7.99% for calendar 1997.

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

         For the year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to the Bank totaled $244,000, which constituted a $56,000 increase from the amount of dividends received in calendar year 1996. The $66,000 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 8.00%, or 0.15% above the rate for the same period in 1996.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank, are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

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

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of December 31, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending December 31, 1996. Commencement of the recapture period may be delayed, however, for up to two years provided the Bank meets certain residential lending requirements). The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

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

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemptions. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

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

Competition

        First Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Lending Activities."

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

         The Bank primarily serves Huntington County, Indiana. There are five commercial banks, one savings institution, other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. The Bank estimates that its share of the savings market in Huntington County is approximately 23% and its share of the residential mortgage market is approximately 31.7%.

Employees

         At December 31, 1997, the Bank had a total of 41 full-time, 5 part-time and 1 seasonal employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.           Description of Properties

         The Bank conducts its business through three offices, all of which are located in Huntington, Indiana and are owned by the Bank. The following table sets forth information relating to each of the Bank's offices as of December 31, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was approximately $1.96 million. See Note 4 of the Notes to the Consolidated Financial Statements.

                                                                   Total
                                                                Approximate
                                                   Date           Square         Net Book Value at
       Location                                  Acquired         Footage        December 31, 1997
       --------                                  --------         -------        -----------------
Main Office:
    648 North Jefferson Street                      1974            5,200           $   714,000
    Huntington, Indiana  46750

Branch Offices:
    1240 South Jefferson Street                     1981            1,700               237,000
    Huntington, Indiana  46750

    100 Frontage Road                               1995            3,000             1,013,000
    Huntington, Indiana  46750


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

Item 4.           Submission of Matters to a Vote of Security Holders
                        None

                                     PART II


Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         Page 37 of the attached Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages 5 through 15 of the attached Annual Report to Stockholders are herein incorporated by reference.


Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10- KSB as Exhibit 13.


                                                                           Pages
                                                                            in
                                                                          Annual
Annual Report Section                                                     Report
---------------------                                                     ------

Report of Independent Auditors...........................................     16
Consolidated Balance Sheets as of December 31, 1997 and 1996.............     17
Consolidated Statements of Income for the Years Ended December 31,
 1997, 1996 and 1995.....................................................     18
Consolidated Statements of Changes in Shareholders' Equity for the
 Years Ended December 31, 1997, 1996 and 1995............................     19
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995.....................................................     20
Notes to Consolidated Financial Statements...............................  21-36


         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.


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

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of the Company and the Bank

         The following table sets forth certain information regarding the executive officers of the Company or the Bank who are not also a directors.

                                                    Position Held with the
           Name                      Age(1)            Bank and Company
           ----                      ------            ----------------

      Darrell E. Blocker              44            Senior Vice President,
                                                    Treasurer and  Chief
                                                    Financial Officer

      Dee Ann Hammel                  45            Senior Vice President
                                                    and Chief Operating Officer

      (1) At December 31, 1997

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         (b)  Reports on Form 8-K

         For the year ended December 31, 1997, the Company filed the following:

         (i) Form 8-K dated February, 3, 1997, regarding Fourth Quarter Earnings for 1996 and Cash Dividend.

         (ii)     Form 8-K dated  March 12,  1997,  regarding  Stock  Repurchase
                  Program.

         (iii) Form 8-K dated April 18, 1997, regarding First Quarter earnings.

         (iv) Form 8-K dated May 14, 1997, regarding Cash Dividend and results of Shareholder Meeting.

         (v)      Form  8-K  dated  July  17,  1997,  regarding  Second  Quarter
                  Earnings.

         (vi)     Form 8-K  dated  July 18,  1997,  regarding  Stock  Repurchase
                  Program.

         (vii) Form 8-K dated July 25, 1997, regarding Declaration of Cash Dividend.

         (viii)   Form 8-K dated  October  23,  1997,  regarding  Third  Quarter
                  Earnings.

         (ix)     Form 8-K dated October 29, 1997, regarding Cash Dividend.

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTHEAST INDIANA BANCORP, INC.


Date:  March 31, 1998                      By:  /s/ Stephen E. Zahn
                                                -------------------
                                                Stephen E. Zahn
                                               (Duly Authorized Representative)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:      /s/ Stephen E. Zahn                         By:      /s/ Darrell E. Blocker
         -------------------                                  ----------------------
         Stephen E. Zahn, Chairman of the                     Darrell E. Blocker, Senior Vice
         Board, President and Chief                           President, Treasurer and Chief
         Executive Officer                                    Financial Officer
         (Principal Executive and Operating                   (Chief Financial and Accounting
         Officer)                                             Officer)

Date:    March 31, 1998                             Date:     March 31, 1998



By:      /s/ Dan L. Stephan                           By:     /s/ Richard G. Carnes
         ------------------                                   ---------------------
         Dan L. Stephan, Director                             Richard G. Carnes, Director

Date:    March 31, 1998                             Date:     March 31, 1998



By:      /s/ J. David Carnes                          By:     /s/ Samuel Preston, Jr.
         -------------------                                  -----------------------
         J. David Carnes, Director                            Samuel Preston, Jr., Director

Date:    March 31, 1998                             Date:     March 31, 1998



By:      /s/ Randall C. Rider
         --------------------
         Randall C. Rider, Director

Date:    March 31, 1998