Form 10QSB
period 1998-03-31
NORTHEAST INDIANA BANCORP INC
filed 1998-05-15
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                            OUTSTANDING AT APRIL 8, 1998

Common Stock, par value $.01 per share                  1,673,427


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

NORTHEAST INDIANA BANCORP, INC.

INDEX


         PART 1.  FINANCIAL INFORMATION (UNAUDITED)  PAGE NO.

         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets
                  March 31, 1998 and December 31, 1997

                  Consolidated Condensed Statements of Income for the three months ended March 31, 1998 and 1997

                  Consolidated Statement of Change in Shareholders' Equity for the three months ended March 31, 1998

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

                  Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



         PART II. OTHER INFORMATION

                  Signature page

                                      NORTHEAST INDIANA BANCORP, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   March 31, 1998 And December 31, 1997

                                                                             March 31,        December 31,
                                                                               1998               1997
                                                                          -------------      -------------
ASSETS
Interest earning cash and cash equivalents ..........................         3,479,550      $   3,036,847
Noninterest earning cash and cash equivalents .......................         1,825,077          1,782,839
                                                                          -------------      -------------
         Total Cash and cash equivalents ............................         5,304,627          4,819,686
Interest-earning deposits in financial institutions .................           100,000            100,000
Securities available for sale .......................................        14,597,047         14,628,590
Securities held to maturity (fair value: March 31, 1998- $563,581;
  December 31, 1997 - $756,846) .....................................           563,581            756,846
Loans receivable, net of allowance for loan losses March 31, 1998
  $1,266,589 and December 31, 1997 $1,194,000 .......................       175,662,986        174,538,907
Other real estate owned .............................................            19,500                  0
Accrued interest receivable .........................................           429,300            511,950
Premises and equipment ..............................................         1,978,658          1,964,374
Other assets ........................................................         1,650,310          2,048,244
                                                                          -------------      -------------

         Total assets ...............................................     $ 200,306,009      $ 199,368,597
                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits .....................................................         2,825,904      $   2,502,911
Savings, NOW and MMDA ...............................................        36,922,605         35,968,057
Other time deposits .................................................        80,104,826         69,078,818
                                                                          -------------      -------------
         Total deposits .............................................       119,853,335        107,549,786
Securities Sold with Repurchase agreements ..........................           182,621                  0
Borrowed funds ......................................................        52,296,937         63,521,682
Accrued expenses and other liabilities ..............................         1,245,744          1,004,495
                                                                          -------------      -------------
         Total liabilities ..........................................       173,578,637        172,075,963

                                      NORTHEAST INDIANA BANCORP, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   March 31, 1998 And December 31, 1997

                                                                             March 31,        December 31,
                                                                               1998               1997
                                                                          -------------      -------------
Shareholders' equity
         Preferred Stock 500,000 shares authorized; 0 shares issued .              --                 --
         Common stock, $.01 par value: 4,000,000 shares
           authorized; 2,182,125 shares issued ......................            21,821             21,821
         Additional paid in capital .................................        21,385,249         21,350,326
         Retained earnings, substantially restricted ................        14,354,422         13,956,340
         Unearned employee stock ownership plan shares ..............        (1,309,275)        (1,309,275)
         Unearned recognition and retention plan shares .............          (580,302)          (621,817)
         Net unrealized appreciation on securities available
           for sale .................................................            44,821             41,672
         Treasury stock, 493,198 and 449,798 common shares, at
           cost, at March 31, 1998 and December 31, 1997 ............        (7,189,364)        (6,146,433)
                                                                          -------------      -------------
                  Total shareholders' equity ........................        26,727,372         27,292,634
                                                                          -------------      -------------

                           Total liabilities and shareholders' equity     $ 200,306,009      $ 199,368,597
                                                                          =============      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                              NORTHEAST INDIANA BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                            Three months ended March 31, 1998


                                                                  Three months ended
                                                                         March 31,
                                                                  1998             1997
                                                                    (Unaudited)
Interest income
         Loans, including fees ..........................     $ 3,660,797     $ 3,041,783
         Taxable securities .............................         243,783         219,871
         Non-taxable securities .........................           5,081           9,994
         Deposits with banks ............................          63,593          43,492
                                                              -----------     -----------
                  Total interest income .................     $ 3,973,254     $ 3,315,140
Interest expense
         Deposits ........................................      1,405,483       1,041,273
         Borrowed funds .................................         800,239         771,017
                                                              -----------     -----------
Total interest expense ..................................     $ 2,205,722     $ 1,812,290

Net interest income .....................................       1,767,532       1,502,850
         Provision for loan losses ......................          90,000          58,500
                                                              -----------     -----------

Net interest income after provision for loan losses......      $1,677,532     $ 1,444,350

Noninterest income
         Service charges on deposit accounts ............          65,385          50,687
         Loan servicing fees ............................          62,923          34,245
         Net realized gain on sale of securities ........               0               0
         Other ..........................................          41,100          31,126
                                                              -----------     -----------
                  Total noninterest income ..............     $   169,408     $   116,058

                              NORTHEAST INDIANA BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                            Three months ended March 31, 1998
                                       (continued)


                                                                  Three months ended
                                                                         March 31,
                                                                  1998             1997
                                                                    (Unaudited)
Noninterest expense
         Salaries and employee benefits .................         453,909         383,002
         Occupancy ......................................          89,224          70,068
         Data processing ................................          97,362          73,231
         Insurance expense...............................          15,107          12,685
         Professional fees ..............................          51,766          36,063
         Correspondent bank charges .....................          33,820          49,639
         Other expense ..................................         206,037         127,350
                                                              -----------     -----------
                  Total noninterest expense .............     $   947,225     $   752,038

Income before income taxes ..............................         899,715         808,370
         Income tax expense .............................         356,171         314,630
                                                              -----------     -----------

Net income ..............................................     $   543,544     $   493,740
                                                              ===========     ===========
Other comprehensive income, net of tax
         Change in unrealized gains on securities .......           3,149         (52,353)
                                                              -----------     -----------

Comprehensive income ....................................     $   546,693     $   441,387
                                                              ===========     ===========

Basic earnings per common share .........................     $      0.36     $      0.31
                                                              ===========     ===========
Diluted earnings per common share .......................     $      0.34     $      0.30
                                                              ===========     ===========

See accompanying notes to financial statements.

                                    NORTHEAST INDIANA BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   Three months ended March 31, 1998

                                              (Unaudited)

                                                                                            Unearned
                                                                                            Employee
                                                      Additional                              Stock
                                       Common          Paid-in           Retained           Ownership
                                        Stock          Capital           Earnings          Plan Shares
                                        -----          -------           --------          -----------
Balance, January 1, 1998              21,821        21,350,326        13,956,3340         (1,309,275)

Dividends Paid $0.085 per
  share year to date                                                     (145,462)

Shares committed to be
 released under ESOP                                    49,641

Purchase of 57,410 shares
  of Treasury Stock

Sale of 14,010 shares
  of Treasury Stock                                    (14,718)

Purchase of RRP Stock

Amortization of RRP
  Contributions

Net Income March 31, 1998                                                  543,544

Other comprehensive
income, net of tax:
Change in unrealized gains
  on securities

                                        ------        ----------        ----------         ----------

Balance, March 31, 1998                 21,821        21,385,249        14,354,422         (1,309,275)
                                        ======        ==========        ==========         ==========

                                    NORTHEAST INDIANA BANCORP, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                     Three months ended March 31, 1998

                                              (Unaudited)
                                              (continued)


                                                               Net
                                         Unearned          Unrealized
                                       Recognition        Appreciation
                                          and            on Securities                             Total
                                        Retention           Available-         Treasury        Shareholders'
                                       Plan Shares          For-Sale            Stock              Equity
                                       -----------          --------            -----              ------
Balance, January 1, 1998                (621,817)         41,672            (6,146,433)        27,292,634

Dividends Paid $0.085 per
  share year to date                                                                             (145,462)

Shares committed to be
 released under ESOP                                                                               49,641

Purchase of 57,410 shares
  of Treasury Stock                                                         (1,227,048)        (1,227,048)

Sale of 14,010 shares
  of Treasury Stock                                                            184,117            169,399

Purchase of RRP Stock                    (10,656)                                                 (10,656)

Amortization of RRP
  Contributions                           52,171                                                   52,171

Net Income March 31, 1998                                                                         543,544
                                                                                               ----------
Other comprehensive
income, net of tax
Change in unrealized gains
  on securities                                            3,149                                    3,149

Comprehensive income                                                                              546,693
                                        --------        --------            ----------         ----------
Balance, March 31, 1998                 (580,302)         44,821            (7,189,364)        26,727,372
                                        ========          ======            ==========         ==========


See accompanying notes to financial statements

                                       NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three months ended March 31, 1998 and 1997

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                    1998               1998
                                                                                ------------      ------------
                                                                                          (Unaudited)
Cash flows from operating activities
  Net income ..............................................................     $    543,545      $    493,740
  Adjustments to reconcile net income to net cash from operating activities
     Net (gain) loss on sale of premises and equipment ....................           (8,500)                0
     Net (gain) loss on sale of foreclosed real estate ....................            3,200                 0
     Net (gain) loss on sale of other repossessed assets ..................           (3,468)                0
     Provision for loan losses ............................................           90,000            58,500
     Depreciation and amortization, net of accretion ......................           39,000            33,456
     Amortization of ESOP Contributions ...................................           49,642            17,275
     Amortization of RRP Contributions ....................................           41,515            51,257
     Net change in other assets ...........................................          411,191            51,039
     Net change in accrued interest receivable ............................           82,650            25,872
     Net change in accrued expenses and other liabilities .................          131,851          (715,778)
                                                                                ------------      ------------
         Total adjustments ................................................          837,081          (478,379)
                                                                                ------------      ------------
             Net cash from operating activities ...........................     $  1,380,626      $     15,361

Cash flows from investing activities
  Proceeds from maturities and principal repayments of securities
    held to maturity ......................................................          193,265           102,242
  Proceeds from maturities and principal repayments of securities
    available for sale ....................................................        1,550,000                 0
  Purchases of securities available for sale ..............................       (1,509,749)       (1,009,266)
  Net change in loans .....................................................       (1,277,11)        (4,500,107)
  Expenditures on premises and equipment ..................................          (56,523)          (14,645)
  Proceeds from sale of premises and equipment ............................            8,500                 0
  Proceeds froms sales of other real estate ...............................           20,000                 0
  Proceeds froms sales of other repossessed assets ........................           27,507                 0
                                                                                ------------      ------------
  Net cash from investing activities ......................................     $ (1,044,111)     $ (5,421,776)
                                                                                ------------      ------------

                                       NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three months ended March 31, 1998 and 1997
                                                (continued)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                    1998               1998
                                                                                ------------      ------------
                                                                                          (Unaudited)
Cash flows from financing activities
  Advances from FHLB ......................................................       10,000,000         8,000,000
  Repayment of FHLB advances ..............................................      (21,225,000)      (10,000,000)
  Net increase (decrease) in other borrowings .............................          182,621                 0
  Cash dividends paid .....................................................         (145,463)         (143,607)
  Net proceeds from stock issuance ........................................          169,398                 0
  Increase (decrease) in advances from borrowers for taxes and insurance ..           90,369            79,030
  Repurchase stock ........................................................       (1,227,048)         (682,836)
  Net change in deposits ..................................................       12,303,549         6,316,758
                                                                                ------------      ------------
       Net cash from financing activities .................................          148,426         3,569,345
                                                                                ------------      ------------
Net increase in cash and cash equivalents .................................          484,941        (1,837,070)
Cash and cash equivalents at beginning of period ..........................        4,819,686         6,672,374
                                                                                ------------      ------------
Cash and cash equivalents at end of period ................................     $  5,304,627      $  4,835,304
                                                                                ============      ============
  Cash paid during the period for:
     Interest .............................................................     $  2,255,858      $  1,810,165
     Income taxes .........................................................           20,000           137,308

See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 1998 and 1997 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year.

For fiscal years beginning after December 15, 1997 the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards
(SFAS) #130 on reporting comprehensive income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income will include the change in unrealized gains and losses on securities available for sale, foreign currency translation adjustments, and additional minimum pension liability adjustments when applicable. The financial statements reflect the adoption of SFAS #130.

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

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 174,570 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1998, 43,643 shares have been distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per shares previously reported are restated to follow the new standard.

                                                             Three Months Ended
                                                          ------------------------
                                                                 March  31,
                                                                 -----  ---
                                                             1998          1997
                                                          ----------    ----------
Earnings Per Share
   Net Income ......................................      $  543,544    $  493,740
   Weighted average common shares outstanding ......       1,528,400     1,580,555
   Basic Earnings Per Share ........................      $      .36    $     0.31

Earnings Per Share Assuming Dilution
   Net Income ......................................      $  543,544    $  493,740
   Weighted average common shares outstanding ......       1,528,400     1,580,555
   Add: dilutive effects of assumed exercises
        incentive stock options and now qualified
             stock options .........................          74,214        50,017


   Weighted average and dilutive common shares
        outstanding ................................       1,602,615     1,630,572
    Diluted earnings per share .....................      $     0.34    $     0.30


NOTE 5 - COMMON STOCK CASH DIVIDENDS

On April 22, 1998 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.085 per share. The dividend will be paid on May 22, 1998 to shareholders of record on May 8, 1998. The payment of the cash dividend will reduce shareholders' equity (second quarter) by $142,241.

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997


NOTE 6 - STOCK REPURCHASE PLAN

On July 18, 1997 Northeast Indiana Bancorp, Inc. (the "Company") announced its intention to repurchase 10% of the outstanding shares in the open market as Treasury Shares over the next twelve months. This program will total up to 176,273 shares. As of May 8, 1998 93,000 shares have been repurchased under this plan since July 18, 1997. There were also 10,910 shares repurchased from exercised options during the first quarter 1998.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1998, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of March 31, 1998, the Bank substantially exceeded all current regulatory capital standards.


                                   Regulatory              Actual
                              Capital Requirement    Capital Requirement
                              -------------------    -------------------
                               Amount    Percent     Amount     Percent
                               ------    -------     ------     -------
                                        (Dollars in thousands)

Risk-based capital           $ 10,348      8.0 %    $ 25,525     19.73 %
Core capital                 $  8,018      4.0 %    $ 24,372     12.16 %
Tangible capital             $  4,009      2.0 %    $ 24,372     12.16 %

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at March 31, 1998, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

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

FINANCIAL CONDITION

The Company's total assets increased $937,000 or 0.47% from $199.4 million at December 31, 1997 to $200.3 million at March 31, 1998. This increase was due primarily to funds generated from increased deposits growth of $12.3 million net of decreased borrowings of $11.0 million so that new loans could be funded. In addition to asset growth through the first three months of 1998 we purchased 2.7% of the outstanding shares to fund Treasury Stock which reduced our capital.

The Bank's cash and cash equivalents increased $490,000 from $4.8 million at December 31, 1997 to $5.3 million at March 31, 1998. This increase was due primarily from the funds being available to fund the net increase in loans.

Net loans receivable increased $1.1 million or 0.64% from $174.5 million at December 31, 1997 to $175.7 million at March 31, 1998. The increase in loans during the first three months of 1998 was predominantly in consumer and commercial loan products which accounted for $924,000 of the increase. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $73,000 through the three months ended March 31, 1998. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1.3 million include $113,300 of specific reserves for loans or partial loans classified as substandard in the amount of $335,983.

INVESTMENTS

Securities available-for-sale decreased $31,000 from $14.6 million at December 31, 1997 to $14.6 million at March 31, 1998. This decrease was due to the purchase of investments used to maintain our liquidity requirements offset by investments being called or maturing during the quarter.

RESULTS OF OPERATIONS

The Company had net income of $544,000 or $0.36 per basic share for the three months ended March 31, 1998 compared to $494,000 or $0.31 per basic share for the three months ended March 31, 1997.

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

Net interest income increased to $1.7 million for the three months ended March 31, 1998 compared to $1.5 million for the three months ended March 31, 1997. Interest income increased $658,000 to $4.0 million from $3.3 million for the first quarter March 31, 1998 and March 31, 1997, respectively. For the first quarter interest expense increased $393,000 to $2.2 million from $1.8 million for the quarter ended March 31, 1998 and 1997, respectively. The increased expense for the period was due to the net effect of higher average balances in deposits and lower average balances in borrowings.

Provisions for loan losses increased by $31,500 for the three months ended March 31, 1998 compared to the same period ended March 31, 1997.

Non-interest expense increased to $947,000 for the three months ended March 31, 1998 compared to $752,000 for the corresponding period in 1997. This represents an increase of $195,000 for the three months ended March 31, 1998. This increase is due to higher salaries and benefits reflecting increases in compensation for 1998 and additional employees added during 1997 to support customer service as we grow.

Income tax expense is up for the three months ended March 31, 1998 due to higher taxable income compared to 1997.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $90,000 for the three months ended March 31, 1998 compared to $58,000 for the same period ended March 31, 1997. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

                                                 March 31    December 31
                                                  1997          1997


Non-accruing loans                               $ 336       $ 1,166
Accruing  loans delinquent 90 days and more          0             0
Troubled debt restructuring                          0             0
Foreclosed assets                                   23             7
                                                 -----       -------
Total non-performing assets                        359         1,173
                                                 -----       -------
Total non-performing assets as a percentage
     of total assets                               .18%          .58%
                                                 -----       --------


Total non-performing assets decreased from $1.2 million to $359,000 or 0.18% of total assets at March 31, 1998 from 0.58% of total assets at December 31, 1997.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At March 31, 1998, the Bank exceeded all regulatory capital standards.

At March 31, 1998, the Bank's risk based capital was $25.5 million or 19.73% of risk adjusted assets which exceeds the $10.3 million and the 8.0% OTS requirement by $15.2 million and 11.73%. The Bank's core capital at March 31, 1998 is $24.3 million or 12.16% which exceeds the OTS requirement of $8.0 million and 4.00% by $16.3 million and 8.16%. The tangible capital requirement is $4.0 million and 2.00% which the Bank exceeded by $20.3 million and 10.16% which is reflected by March 31, 1998 tangible capital balance of $24.3 million and a 12.16% ratio of tangible capital to assets.

LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1998, First Federal's liquidity ratio was 9.65%, which is in excess of the minimum regulatory requirements.

                         NORTHEAST INDIANA BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of March 31, 1998, First Federal had commitments to originate loans and to fund open lines of credit totaling $17.4 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

REGULATORY DEVELOPMENTS

As a result of the SAIF recapitalization in September 1996 the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. The FDIC has reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first quarter of 1998 equal to 6.28 basis points annualized per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

IMPACT OF THE YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company and the Bank's data processing are performed primarily by a third party servicer. The Company and the Bank also utilizes software and hardware which is under maintenance agreements with third party vendors, consequently the Company and Bank are very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial positions or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998. These capital expenditures are not expected to be material.

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

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 22, 1998. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

(1) The election of the following directors for a three year term

Votes                                  For             Withheld

Dan L. Stephan                      1,387,308            4,545

Stephen E. Zahn                     1,389,848            2,005

(2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 1998

Votes                        For              Against          Withheld

                           1,387,048           1,500              4,305

ITEM 5 - OTHER INFORMATION
         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
               None

(b) Reports on Form 8-K

January 29, 1998 Press Release announcing Cash Dividend, Fourth Quarter Earnings 1997 and Year End 1997 Earnings April 14, 1998 Press Release announcing First Quarter Earnings April 24, 1998 Press Release announcing Quarterly Cash Dividend

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTHEAST INDIANA BANCORP, INC.


Date:  May 13, 1998        By:      /S/ STEPHEN E. ZAHN
                                    -------------------
                                    Stephen E. Zahn
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:  May 13, 1998        By:      /S/ DARRELL E. BLOCKER
                                    ----------------------
                                    Darrell E. Blocker
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)