Form 10QSB
period 1998-06-30
NORTHEAST INDIANA BANCORP INC
filed 1998-08-13
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



CLASS                                             OUTSTANDING AT AUGUST 10, 1998
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                      1,623,117


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.     FINANCIAL INFORMATION (UNAUDITED)

        Item 1.     Consolidated Condensed Financial Statements

                    Consolidated Condensed Balance Sheets
                    June 30, 1998 and December 31, 1997

                    Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1998 and 1997

                    Consolidated Statement of Change in Shareholders' Equity for the six months ended June 30, 1998

                    Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998 and 1997

                    Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.    OTHER INFORMATION

                    Signature page

                                          NORTHEAST INDIANA BANCORP, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        June 30, 1998 And December 31, 1997


                                                                          June 30,       December 31,
                                                                            1998              1997
                                                                               (Unaudited)
ASSETS
Interest earning cash and cash equivalents                            $   2,486,132      $   3,036,847
Noninterest earning cash and cash equivalents                             2,404,049          1,782,839
                                                                      -------------      -------------
     Total Cash and cash equivalents                                      4,890,181          4,819,686
Interest-earning deposits in financial institutions                         100,000            100,000
Securities available for sale                                            15,385,534         14,628,590
Securities held to maturity (fair value: June 30, 1998- $563,000;
  December 31, 1997 - $757,000)                                             563,221            756,846
Loans receivable, net of allowance for loan losses June 30, 1998
  $1,315,740 and December 31, 1997 $1,194,000                           177,888,932        174,538,907
Other real estate owned                                                           0                  0
Accrued interest receivable                                                 469,531            511,950
Premises and equipment                                                    2,048,910          1,964,374
Other assets                                                              1,916,777          2,048,244
                                                                      -------------      -------------

     Total assets                                                     $ 203,263,086      $ 199,368,597
                                                                      =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                           2,722,736      $   2,502,911
Savings, NOW and MMDA                                                    38,594,511         35,968,057
Other time deposits                                                      80,723,242         69,078,818
                                                                      -------------      -------------
     Total deposits                                                     122,040,489        107,549,786
Securities Sold with Repurchase agreements                                  220,919                  0
Borrowed funds                                                           53,897,195         63,521,682
Accrued expenses and other liabilities                                      591,987          1,004,495
                                                                      -------------      -------------
     Total liabilities                                                  176,750,590        172,075,963

                                          NORTHEAST INDIANA BANCORP, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        June 30, 1998 And December 31, 1997
                                                   (continued)


                                                                          June 30,       December 31,
                                                                            1998              1997
                                                                               (Unaudited)
Shareholders' equity
     Preferred Stock 500,000 shares authorized; 0 shares issued                --                 --
     Common stock, $.01 par value: 4,000,000 shares
       authorized; 2,182,125 shares issued                                   21,821             21,821
     Additional paid in capital                                          21,469,103         21,350,326
     Retained earnings, substantially restricted                         14,798,866         13,956,340
     Unearned employee stock ownership plan shares                       (1,236,538)        (1,309,275)
     Unearned recognition and retention plan shares                        (528,132)          (621,817)
     Net unrealized appreciation on securities available
       for sale                                                              40,636             41,672
     Treasury stock, 532,508 and 449,798 common shares, at
       cost, at June 30, 1998 and December 31, 1997                      (8,053,260)        (6,146,433)
                                                                      -------------      -------------
         Total shareholders' equity                                      26,512,496         27,292,634
                                                                      -------------      -------------

              Total liabilities and shareholders' equity              $ 203,263,086      $ 199,368,597
                                                                      =============      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                          NORTHEAST INDIANA BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      Three and Six months ended June 30, 1998

                                                       Three months ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                     1998              1997              1998              1997
                                                                             (Unaudited)
Interest income
   Loans, including fees                         $ 3,689,531       $ 3,148,474       $ 7,350,328       $ 6,190,258
   Taxable securities                                273,183           219,854           516,966           439,724
   Non-taxable securities                              5,073             7,693            10,154            17,687
   Deposits with banks                                50,836            48,226           114,429            91,718
                                                 -----------       -----------       -----------       -----------
     Total interest income                       $ 4,018,623       $ 3,424,247       $ 7,991,877         6,739,387
Interest expense
   Deposits                                        1,487,126         1,076,385         2,892,609         2,117,658
   Borrowed funds                                    771,731           806,346         1,571,970         1,577,363
                                                 -----------       -----------       -----------       -----------
Total interest expense                           $ 2,258,857       $ 1,882,731         4,464,579         3,695,021

Net interest income                                1,759,766         1,541,516         3,527,298         3,044,366
   Provision for loan losses                          90,000            58,500           180,000           117,000
                                                 -----------       -----------       -----------       -----------

Net interest income after provision for loan
  losses                                         $ 1,669,766       $ 1,483,016       $ 3,347,298       $ 2,927,366

Noninterest income
   Service charges on deposit accounts                72,131            59,378           137,516           110,065
   Loan servicing fees                                63,120            63,153           126,043            97,398
   Net realized gain on sale of securities                 0                 0                 0                 0
   Other                                              34,880            32,329            75,980            63,455
                                                 -----------       -----------       -----------       -----------
     Total noninterest income                    $   170,131       $   154,860       $   339,539       $   270,918

Noninterest expense
   Salaries and employee benefits                    446,118           356,163           900,026           739,165
   Occupancy                                          84,904            85,569           174,128           155,637
   Data processing                                   115,407            79,525           212,769           152,756
   Insurance expense                                  16,592            13,900            31,699            26,585
   Professional fees                                  30,204            54,074            81,970            90,137
   Correspondent bank charges                         66,516            49,310           100,336            98,949
   Other expense                                     126,918           129,652           332,955           257,002
                                                 -----------       -----------       -----------       -----------
     Total noninterest expense                   $   886,659       $   768,193       $ 1,833,883       $ 1,520,231
Income before income taxes                           953,238           869,683         1,852,954         1,678,053
   Income tax expense                                366,552           348,054           722,723           662,684
                                                 -----------       -----------       -----------       -----------

Net income                                       $   586,686       $   521,629         1,130,231         1,015,369
                                                 -----------       -----------       -----------       -----------

                                          NORTHEAST INDIANA BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      Three and Six months ended June 30, 1998

                                                       Three months ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                     1998              1997              1998              1997
                                                                             (Unaudited)
Other comprehensive income, net of tax
   Change in unrealized gains (losses)
     on securities                                    (4,185)          (52,353)           (1,036)           37,267
                                                 -----------       -----------       -----------       -----------
Comprehensive income                             $   582,501       $   469,276       $ 1,129,195       $ 1,052,636
                                                 ===========       ===========       ===========       ===========

Basic earnings per common share                  $      0.39       $      0.34       $      0.75       $      0.65
Diluted earnings per common share                $      0.38       $      0.33       $      0.71       $      0.62
Return on average assets                                1.16%             1.19%             1.12%             1.18%
Return on average equity                                8.84%             7.87%             8.39%             7.64%
Equity to assets                                       13.09%            15.12%            13.38%            15.39%

                See accompanying notes to financial statements

                                                  NORTHEAST INDIANA BANCORP, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                                  Six months ended June 30, 1998

                                                            (Unaudited)
                                                                                                                            Net
                                            Unearned Unearned Unrealized
                                                                                     Employee       Recognition        Appreciation
                                                   Additional                          Stock        and Retention     on Securities
                                      Common        Paid-in          Retained        Ownership       Plan Shares        Available-
                                      Stock         Capital          Earnings       Plan Shares                          For-Sale
                                      -----         -------          --------       -----------     -------------        --------
Balance, January 1, 1998              21,821       21,350,326       13,956,340      (1,309,275)        (621,817)          41,672

Dividends Paid $0.17 per
  share year to date                                                  (287,705)

Shares committed to be
 released under ESOP                                   90,919                           72,737

Purchase of 97,910
shares
  of Treasury Stock

Sale of 15,200 shares
 of Treasury Stock                                    (16,652)

Tax effect of stock plans                              44,510

Purchase of RRP Stock                                                                                   (10,656)

Amortization of RRP
  Contributions                                                                                         104,341

Net Income June 30, 1998                                             1,130,231
Other comprehensive
income, net of tax:
  Change in unrealized gains
     on securities                                                                                                        (1,036)
                                     ------       ----------       ----------      ----------         --------           ------
Comprehensive income

Balance, June 30, 1998                21,821       21,469,103       14,798,866      (1,236,538)        (528,132)          40,636
                                      ======       ==========       ==========      ==========         ========           ======

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         Six months ended June 30, 1998

                                   (Unaudited)
                                   (continued)

                                                   Total
                                Treasury       Shareholders'
                                  Stock           Equity
                                  -----           ------
Balance, January 1, 1998       (6,146,433)      27,292,634

Dividends Paid $0.17 per
  share year to date                              (287,705)

Shares committed to be
 released under ESOP                               163,656

Purchase of 97,910
shares                         (2,106,861)      (2,106,861)
  of Treasury Stock

Sale of 15,200 shares
 of Treasury Stock                200,034          183,382

Tax effect of stock plans                           44,510

Purchase of RRP Stock                              (10,656)

Amortization of RRP
  Contributions                                    104,341

Net Income June 30, 1998                         1,130,231
                                                ----------
Other comprehensive
income, net of tax:
  Change in unrealized gains
     on securities                                  (1,036)

Comprehensive income                             1,129,195
                              -----------      -----------
Balance, June 30, 1998         (8,053,260)      26,512,496
                              ===========      ===========

                See accompanying notes to financial statements

                                             NORTHEAST INDIANA BANCORP, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Six months ended June 30, 1998 and 1997

                                                                                        Six months ended
                                                                                             June 30,
                                                                                     1998              1997
                                                                                ------------      ------------
                                                                                         (Unaudited)
Cash flows from operating activities
  Net income                                                                    $  1,130,231      $  1,015,369
  Adjustments to reconcile net income to net cash from operating activities
     Net (gain) loss on sale of premises and equipment                                (8,500)                0
     Net  (gain)  loss on sale of foreclosed real estate                               2,200                 0
     Net  (gain) loss on sale of other repossessed assets                              3,235                 0
     Provision for loan losses                                                       180,000           117,000
     Depreciation and amortization, net of accretion                                  80,941            69,587
     Amortization of ESOP Contributions                                              163,657           109,106
     Amortization of RRP Contributions                                                93,686           102,514
     Net change in other assets                                                      149,703            18,408
     Net change in accrued interest receivable                                        42,419           (52,528)
     Net change in accrued expenses and other liabilities                           (436,414)         (852,427)
                                                                                ------------      ------------
         Total adjustments                                                           270,927          (488,340)
                                                                                ------------      ------------
Net cash from operating activities                                              $  1,401,158      $    527,029

Cash flows from investing activities
  Proceeds from maturities and principal repayments of securities
    held to maturity                                                                 193,625           102,702
  Proceeds from maturities and principal repayments of securities
    available for sale                                                             2,326,788                 0
  Purchases of securities available for sale                                      (3,082,207)       (1,218,753)
  Net change in loans                                                             (6,053,935)       (9,036,341)
  Expenditures on premises and equipment                                            (168,204)          (60,635)
  Proceeds from sale of loans                                                      2,430,541                 0
  Proceeds from sale of premises and equipment                                         8,500               889
  Proceeds from sales of other real estate                                            40,500                 0
  Proceeds from sales of other repossessed assets                                     46,162                 0
                                                                                ------------      ------------
  Net cash from investing activities                                            $ (4,258,230)     $(10,212,138)

Cash flows from financing activities
  Advances from FHLB                                                              26,000,000        28,000,000
  Repayment of FHLB advances                                                     (35,400,000)      (23,000,000)
  Net increase (decrease) in other borrowings                                         (4,081)                0
  Cash dividends paid                                                               (287,705)         (284,625)
  Net proceeds from stock issuance                                                   227,890                 0
  Increase (decrease) in advances from borrowers for taxes and insurance               7,621             5,042
  Repurchase stock                                                                (2,106,861)         (682,837)
  Net change in deposits                                                          14,490,703         2,377,248
                                                                                ------------      ------------
       Net cash from financing activities                                          2,927,567         6,414,828
                                                                                ------------      ------------

                                             NORTHEAST INDIANA BANCORP, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Six months ended June 30, 1998 and 1997
                                                      (continued)

                                                                                        Six months ended
                                                                                             June 30,
                                                                                     1998              1997
                                                                                ------------      ------------
                                                                                         (Unaudited)
Net increase in cash and cash equivalents                                             70,495        (3,270,281)
Cash and cash equivalents at beginning of period                                   4,819,686         6,672,374
                                                                                ------------      ------------

Cash and cash equivalents at end of period                                      $  4,890,181      $  3,402,093
                                                                                ------------      ------------

  Cash paid during the period for:
     Interest                                                                   $  4,496,845      $  3,700,717
     Income taxes                                                                    837,000           670,308

                See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 1998 and 1997 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month period reported but should not be considered as indicative of the results to be expected for the full year.

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

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

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

                                                                               Three and Six Months Ended
                                                                               --------------------------
                                                                                        June 30,
                                                                   1998          1997           1998             1997
                                                                   ----          ----           ----             ----
Earnings Per Share
  Net Income available to common shareholders                 $    586,686  $    521,629    $  1,130,231    $  1,015,369
  Weighted average common shares outstanding                     1,491,258     1,556,508       1,509,727       1,568,465
     Basic Earnings Per Share                                 $       0.39  $       0.34    $       0.75    $       0.65

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders                $    586,686  $    521,629    $  1,130,231    $  1,015,369
   Weighted average common shares outstanding                    1,491,258     1,556,508       1,509,727       1,568,465
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                          37,183        16,881          76,027          52,031
   Weighted average and dilutive common shares
      Outstanding                                                1,528,441     1,573,389       1,585,753       1,620,496
       Diluted earnings per share                             $       0.38  $       0.33    $       0.71    $       0.63

NOTE 5 - COMMON STOCK CASH DIVIDENDS

On July 29, 1998 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.085 per share. The dividend will be paid on August 24, 1998 to shareholders of record on August 10, 1998. The payment of the cash dividend will reduce shareholders' equity (third quarter) by $141,965.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

NOTE 6 - STOCK REPURCHASE PLAN

On July 18, 1997, Northeast Indiana Bancorp, Inc. (the "Company") announced its intention to repurchase up to 10% of the outstanding shares or 176,273 shares in the open market as Treasury shares over a twelve month period. As of the July 1998 completion date 125,000 shares had been repurchased since its initial announcement date.

On July 7, 1998 the Company announced a new stock repurchase program to repurchase 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 164,262 shares. As of August 10, 1998, 20,000 shares have been repurchased under this program since its announcement.

There were also 11,810 shares repurchased from exercised options year to date through August 10, 1998.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1998, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of June 30, 1998, the Bank substantially exceeded all current regulatory capital standards.


                                    Regulatory                   Actual
                               Capital Requirement          Capital Requirement
                               -------------------          -------------------
                                Amount     Percent         Amount       Percent
                                ------     -------         ------       -------
                                           (Dollars in thousands)

Risk-based capital             $10,496       8.0   %     $23,846        18.17  %
Core capital                   $ 8,139       4.0   %     $22,622        11.12  %
Tangible capital               $ 4,069       2.0   %     $22,622        11.12  %


NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.


GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at June 30, 1998, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

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

FINANCIAL CONDITION

The Company's total assets increased $3.9 million or 2.0% from $199.4 million at December 31, 1997 to $203.3 million at June 30, 1998. This increase was due primarily to funds generated from increased deposits growth of $14.5 million net of decreased borrowings of $9.6 million so that new loans could be funded. In addition to asset growth through the first six months of 1998 we purchased 6.6% of the outstanding shares to fund Treasury Stock which reduced our capital $2.1 million.

Net loans receivable increased $3.4 million or 1.92% from $174.5 million at December 31, 1997 to $177.9 million at June 30, 1998. The increase in loans during the first six months of 1998 was predominantly in mortgage loan products which accounted for $3.2 million of the increase along with a $753,000 increase in consumer lending and $2.0 million increase in commercial lending. This was offset by the sale of a $2.4 million package of mobile home loans which were sold at par in June 1998. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $155,000 through the six months ended June 30, 1998. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1.3 million include $92,000 of specific reserves for loans or partial loans classified as substandard in the amount of $1.1 million.

INVESTMENTS

Securities available-for-sale increased $757,000 from $14.6 million at December 31, 1997 to $15.4 million at June 30, 1998. Investments were purchased to replenish portfolio balances being reduced by calls, payments and maturities.

                        NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

RESULTS OF OPERATIONS

The Company had net income of $587,000 or $0.39 per basic share and $1.1 million or $0.75 per basic share for the three and six months ended June 30, 1998 compared to $348,000 or $0.33 per basic share and $1.0 million or $0.65 per basic share for the three and six months ended June 30, 1997.

Net interest income increased to $1.7 million for the second quarter and $3.3 million for the six months ended June 30, 1998 compared to $1.5 million and $2.9 million for the three and six months ended June 30, 1997. Interest income increased $594,000 to $4.0 million from $3.4 million for the second quarter June 30, 1998 and June 30, 1997, respectively. For the second quarter interest expense increased $376,000 to $2.3 million from $1.9 million for the quarter ended June 30, 1998 and 1997, respectively. The increased expense for the period was due to the net effect of higher average balances in deposits and lower average balances in borrowings.

Provisions for loan losses increased by $31,500 and $155,000 for the three and six months ended June 30, 1998 compared to the same period ended June 30, 1997.

Non-interest expense increased to $887,000 and $1.8 million for the three and six months ended June 30, 1998 compared to $768,000 and $1.5 million for the corresponding periods in 1997. This represents an increase of $118,000 and $314,000 for the three and six months ended June 30, 1998. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 1998 and additional employees added during late 1997 and early 1998 to support customer service as we grow.

Data processing expense has increased $36,000 and $60,000 for the three and six months ended June 1998 due to the installation of the wide area network and software upgrades. This project was started in second quarter 1998 and is expected to be complete by fourth quarter 1998. The upgrades of our computer system will not only enable increased efficiencies but provide better communication between our three offices.

Income tax expense is up for the three and six months ended June 30, 1998 due to higher taxable income compared to 1997.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $90,000 and $180,000 for the three and six months ended June 30, 1998 compared to $58,000 and $117,000 for the same period ended June 30, 1997. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

                        NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997


RESULTS OF OPERATIONS (Continued)


The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:


                                                          June 30    December 31
                                                            1998        1997
                                                            ----        ----

Non-accruing loans                                        $  816       $1,166
Accruing loans delinquent 90 days and more                     0            0
Troubled debt restructuring                                    0            0
Foreclosed assets                                              8            7
                                                          ------       ------
   Total non-performing assets                               824        1,173
                                                          ======       ======
     Total non-performing assets as a percentage
     of total assets                                         .40%         .58%
                                                          ======       ======

Total non-performing assets decreased from $1.2 million to $816,000 or 0.40% of total assets at June 30, 1998 from 0.58% of total assets at December 31, 1997.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At June 30, 1998, the Bank exceeded all regulatory capital standards.

At June 30, 1998, the Bank's risk based capital was $23.8 million or 18.17% of risk adjusted assets which exceeds the $10.5 million and the 8.0% OTS requirement by $13.3 million and 10.17%. The Bank's core capital at June 30, 1998 is $22.6 million or 11.12% which exceeds the OTS requirement of $8.1 million and 4.00% by $14.5 million and 7.12%. The tangible capital requirement is $4.1 million and 2.00% which the Bank exceeded by $18.5 million and 9.12% which is reflected by June 30, 1998 tangible capital balance of $22.6 million and a 11.12% ratio of tangible capital to assets.

LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1998, First Federal's liquidity ratio was 9.95%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 1998, First Federal had commitments to originate loans and to fund open lines of credit totaling $22.3 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

REGULATORY DEVELOPMENTS

As a result of the SAIF recapitalization in September 1996 the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. The FDIC has reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the second quarter of 1998 equal to 6.10 basis points annualized per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.22 basis points per $100 of domestic deposits.

TRUST/FINANCIAL SERVICES

The bank has recently applied to the OTS for the expansion of its charter to include trust powers so that we may provide trust and asset management services to our community. The bank is also in the process of establishing a wholly-owned subsidiary as an Indiana corporation. This subsidiary will provide financial service products including but not limited to mutual funds, brokerage and insurance products.

In order to provide the expertise these new initiatives will require, the bank has hired an individual with 28 years experience in trust services. This individual has served the last six years as a Senior Trust Officer responsible for managing over $100 million in trust assets.

OFFICE EXPANSION

The bank began an expansion project of its North office located on Frontage Road in July 1998. This expansion will provide approximately 2,000 square feet more space which will be utilized for offices needed for additional banking operations staff, the new Trust department and Financial Services Subsidiary as well as storage for the computer equipment needed for these new endeavors. This building addition should be completed in the fourth quarter of 1998.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1998 and 1997

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

IMPACT OF THE YEAR 2000

The Company has been and will continue to follow the guidelines provided by the Federal Financial Institutions Examination's Council (FFIEC). The Company has formulated a Year 2000 Action Plan which has been presented to, and approved by, the Board of Directors. Management believes that all affected systems whether it be internal or services provided by a third party have been identified and plans have been made to ensure that all necessary changes are accomplished in a timely manner. Implementation of the plan is progressing and the Board of Directors receives quarterly reports regarding the progress made. Testing with our service provider will begin in fourth quarter 1998 and should be complete by first quarter 1999. This timeline complies with the FFIEC guidelines. Management does not expect any costs related to the Year 2000 to have a significant impact on its financial positions or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor.

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

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 22, 1998. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

                  (1) The election of the  following  directors for a three year term

               Votes                                For           Withheld
               -----                                ---           --------

               Dan L. Stephan                   1,387,308             4,545

               Stephen E. Zahn                  1,389,848             2,005

                  (2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 1998

              Votes                    For           Against           Withheld
              -----                    ---           -------           --------

                                    1,387,048         1,500              4,305

ITEM 5 - OTHER INFORMATION
         None

                                PART II CONTINUED



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               None

         (b) Reports on Form 8-K

              (1) April 14, 1998 Press Release announcing First Quarter Earnings

              (2) April  24,  1998  Press  Release  announcing  Quarterly  Cash
                  Dividend

              (3) July 7, 1998 Press Release announcing Stock Repurchase Program

              (4) July 17, 1998 Press Release announcing Second Quarter Earnings

              (5) July 29, 1998 Press Release announcing Quarterly Cash Dividend

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTHEAST INDIANA BANCORP, INC.


   Date:  August 12, 1998           By:    /S/ STEPHEN E. ZAHN

                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


   Date:  August 12, 1998           By:    /S/ DARRELL E. BLOCKER

                                           Darrell E. Blocker
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)