Form 10QSB
period 1998-09-30
NORTHEAST INDIANA BANCORP INC
filed 1998-11-13
CIK 942898

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


               CLASS                         OUTSTANDING AT NOVEMBER 9, 1998
--------------------------------------       -------------------------------
Common Stock, par value $.01 per share                   1,673,229


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.         FINANCIAL INFORMATION (UNAUDITED)

        Item 1.         Consolidated Condensed Financial Statements

                        Consolidated Condensed Balance Sheets
                        September 30, 1998 and December 31, 1997

                        Consolidated Condensed Statements of Income for the
                         nine months ended September 30, 1998 and 1997

                        Consolidated Statement of Change in Shareholders' Equity for the nine months ended September 30, 1998

                        Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

                        Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.        OTHER INFORMATION

                        Signature page

                                       NORTHEAST INDIANA BANCORP, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  September 30, 1998 And December 31, 1997

                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                           -------------      -------------
                                                                                     (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                 $   7,406,113      $   3,036,847
Noninterest earning cash and cash equivalents                                  1,389,449          1,782,839
                                                                           -------------      -------------
     Total Cash and cash equivalents                                           8,795,562          4,819,686
Interest-earning deposits in financial institutions                              100,000            100,000
Securities available for sale                                                 13,158,549         14,628,590
Securities held to maturity (fair value: September 30, 1998- $529,000;
  December 31, 1997 - $757,000)                                                  528,731            756,846
Loans receivable, net of allowance for loan losses September 30, 1998
  $1,393,425 and December 31, 1997 $1,194,000                                182,224,811        174,538,907
Other real estate owned                                                                0                  0
Accrued interest receivable                                                      428,629            511,950
Premises and equipment                                                         2,142,187          1,964,374
Other assets                                                                   1,884,014          2,048,244
                                                                           -------------      -------------
     Total assets                                                          $ 209,262,483      $ 199,368,597
                                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                2,525,671      $   2,502,911
Savings, NOW and MMDA                                                         44,644,237         35,968,057
Other time deposits                                                           82,808,620         69,078,818
                                                                           -------------      -------------
     Total deposits                                                          129,978,528        107,549,786
Securities Sold with Repurchase agreements                                       184,963                  0
Borrowed funds                                                                53,784,955         63,521,682
Accrued expenses and other liabilities                                           688,486          1,004,495
                                                                           -------------      -------------
     Total liabilities                                                       184,636,932        172,075,963

                                       NORTHEAST INDIANA BANCORP, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  September 30, 1998 And December 31, 1997

                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                           -------------      -------------
                                                                                     (Unaudited)
Shareholders' equity
     Preferred Stock 500,000 shares authorized; 0 shares issued                     --                 --
     Common stock, $.01 par value: 4,000,000 shares
       authorized; 2,400,338 and 2,182,125 shares issued at
           September 30, 1998 and December 31,1997                                24,003             21,821
     Additional paid in capital                                               25,094,220         21,350,326
     Retained earnings, substantially restricted                              11,646,562         13,956,340
     Unearned employee stock ownership plan shares                            (1,236,538)        (1,309,275)
     Unearned recognition and retention plan shares                             (486,402)          (621,817)
     Net unrealized appreciation on securities available
       for sale                                                                   77,528             41,672
     Treasury stock, 713,359 and 449,798 common shares, at
       cost, at September 30, 1998 and December 31, 1997                     (10,493,822)        (6,146,433)
                                                                           -------------      -------------
         Total shareholders' equity                                           24,625,551         27,292,634
                                                                           -------------      -------------
              Total liabilities and shareholders' equity                   $ 209,262,483      $ 199,368,597
                                                                           =============      =============

                   The accompanying notes are an integral part of these consolidated financial tatements.

                                         NORTHEAST INDIANA BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                 Three and Nine months ended September 30, 1998


                                                     Three months ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------      ----------------------------
                                                    1998              1997             1998             1997
                                                 -----------      -----------      -----------      -----------
                                                                            (Unaudited)
Interest income
   Loans, including fees                         $ 3,725,141      $ 3,416,687      $11,075,468      $ 9,606,944
   Taxable securities                                262,995          232,507          779,961          672,231
   Non-taxable securities                              4,819            7,571           14,973           25,258
   Deposits with banks                                60,041           46,312          174,471          138,031
                                                 -----------      -----------      -----------      -----------
     Total interest income                       $ 4,052,996      $ 3,703,077      $12,044,873       10,442,464
Interest expense
   Deposits                                        1,532,625        1,134,910        4,425,234        3,252,568
   Borrowed funds                                    765,646          928,765        2,337,616        2,506,128
                                                 -----------      -----------      -----------      -----------
Total interest expense                           $ 2,298,271      $ 2,063,675        6,762,850        5,758,696

Net interest income                                1,754,725        1,639,402        5,282,023        4,683,768
   Provision for loan losses                          90,000           58,500          270,000          175,500
                                                 -----------      -----------      -----------      -----------

Net interest income after provision for loan
  losses                                         $ 1,664,725      $ 1,580,902      $ 5,012,023      $ 4,508,268

Noninterest income
   Service charges on deposit accounts                76,433           63,555          213,949          173,620
   Loan servicing fees                                57,106           60,428          183,149          157,826
   Net realized gain on sale of securities                 0                0                0                0
   Other                                              53,465           36,916          129,445          100,371
                                                 -----------      -----------      -----------      -----------
     Total noninterest income                    $   187,004      $   160,899      $   526,543      $   431,817

                                         NORTHEAST INDIANA BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                 Three and Nine months ended September 30, 1998
                                                  (continued)


                                                     Three months ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------      ----------------------------
                                                    1998              1997             1998             1997
                                                 -----------      -----------      -----------      -----------
                                                                            (Unaudited)
Noninterest expense
   Salaries and employee benefits                    461,440          397,927        1,361,467        1,137,092
   Occupancy                                          87,699           81,816          261,826          237,452
   Data processing                                   104,972           73,994          317,741          226,750
   Insurance expense                                  18,124           14,392           49,823           40,977
   Professional fees                                  30,956           44,964          112,926          135,101
   Correspondent bank charges                         52,763           49,058          153,099          148,008
   Other expense                                     147,048          117,770          480,003          374,772
                                                 -----------      -----------      -----------      -----------
     Total noninterest expense                   $   903,002      $   779,921      $ 2,736,885      $ 2,300,152
Income before income taxes                           948,727          961,880        2,801,681        2,639,933
   Income tax expense                                362,551          375,478        1,085,274        1,038,162
                                                 -----------      -----------      -----------      -----------

Net income                                       $   586,176      $   586,402        1,716,407        1,601,771
                                                 -----------      -----------      -----------      -----------
Other comprehensive income, net of tax
   Change in unrealized gains (losses)
     on securities                                    36,892           36,335           35,856           21,249
                                                 -----------      -----------      -----------      -----------
Comprehensive income                             $   623,068      $   622,737      $ 1,752,263      $ 1,623,020
                                                 ===========      ===========      ===========      ===========

Basic earnings per common share (restated)       $      0.37      $      0.34      $      1.05      $      0.93
Diluted earnings per common share (restated)     $      0.37      $      0.34      $      1.00      $      0.91
Return on average assets                                1.14%            1.25%            1.13%            1.21%
Return on average equity                                9.11%            8.66%            8.63%            7.96%
Equity to assets                                       12.57%           14.48%           13.10%           15.15%

                See accompanying notes to financial statements.

                                               NORTHEAST INDIANA BANCORP, INC.
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                             Nine months ended September 30, 1998

                                                         (Unaudited)
                                                                                                Unearned
                                                                                                Employee         Unrealized
                                                                                                  Stock           Unearned
                                                              Additional                        Ownership        Recognition
                                                 Common        Paid-in          Retained           Plan         And Retention
                                                 Stock         Capital          Earnings          Shares         Plan Shares
                                                 -----         -------          --------          ------         -----------
Balance, January 1, 1998                         21,821       21,350,326       13,956,340       (1,309,275)        (621,817)

Dividends Paid $0.2318 per
  share year to date                                                             (425,671)

Shares committed to be
 released under ESOP                                             114,667                            72,737

Purchase of 215,310 shares
  of Treasury Stock

Sale of 16,600 shares
 of Treasury Stock                                               (13,615)

Tax effect of stock plans                                         44,510

Purchase of RRP Stock                                                                                               (21,843)

Amortization of RRP
  Contributions                                                                                                     157,258
Issuance of 218,213 common shares  from
declaration of  10% stock dividend                2,182        3,598,332       (3,600,514)

Net Income September 30, 1998                                                   1,716,407
Other comprehensive income, net of tax:
   Change in unrealized gains
     on securities

 Comprehensive income
                                                 ------       ----------       ----------       ----------         --------
 Balance, September 30, 1998                     24,003       25,094,220       11,246,562       (1,236,538)        (486,402)
                                                 ======       ==========       ==========       ==========         ========

                               NORTHEAST INDIANA BANCORP, INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                            Nine months ended September 30, 1998

                                         (Unaudited)
                                         (continued)



                                                   Net
                                               Appreciation
                                              on Securities                       Total
                                               Available-      Treasury       Shareholders'
                                                For-Sale         Stock           Equity
                                                --------         -----           ------
Balance, January 1, 1998                         41,672       (6,146,433)      27,292,634

Dividends Paid $0.2318 per
  share year to date                                                             (425,671)

Shares committed to be
 released under ESOP                                                              187,404

Purchase of 215,310 shares
  of Treasury Stock                                           (4,566,147)      (4,566,147)

Sale of 16,600 shares
 of Treasury Stock                                               218,758          205,143

Tax effect of stock plans                                                          44,510

Purchase of RRP Stock                                                             (21,843)

Amortization of RRP
  Contributions                                                                   157,258
Issuance of 218,213 common shares  from
declaration of  10% stock dividend                                                     --

Net Income September 30, 1998                                                   1,716,407
                                                                               ----------
Other comprehensive income, net of tax:
   Change in unrealized gains
     on securities                               35,856                            35,856
                                                                               ----------
 Comprehensive income                                                           1,752,263
                                                 ------      -----------       ----------
 Balance, September 30, 1998                     77,528      (10,493,822)      24,625,551
                                                 ======      ===========       ==========

                See accompanying notes to financial statements.

                                        NORTHEAST INDIANA BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three and Nine months ended September 30, 1998

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
                                                                                           (Unaudited)
Cash flows from operating activities
  Net income                                                                    $  1,716,407      $  1,601,771
  Adjustments to reconcile net income to net cash from operating activities
Net (gain) loss on sale of premises and equipment                                     (8,500)             (152)
Net  (gain)  loss on sale of foreclosed real estate                                  (10,091)           (1,335)
Net  (gain) loss on sale of other repossessed assets                                  12,403             7,230
Provision for loan losses                                                            270,000           175,500
Depreciation and amortization, net of accretion                                      129,972           111,806
Amortization of ESOP Contributions                                                   187,405           144,746
Amortization of RRP Contributions                                                    135,416           153,771
Net change in other assets                                                           182,710          (139,671)
Net change in accrued interest receivable                                             83,321           (59,716)
Net change in accrued expenses and other liabilities                                (452,018)         (782,796)
                                                                                ------------      ------------
Total adjustments                                                                    530,618          (390,617)
                                                                                ------------      ------------
Net cash from operating activities                                              $  2,247,025      $  1,211,154

Cash flows from investing activities
  Proceeds from maturities and principal repayments of securities
    held to maturity                                                                 228,115           134,942
  Proceeds from maturities and principal repayments of securities
    available for sale                                                             5,618,549         1,244,423
  Purchases of securities available for sale                                      (4,091,337)       (3,428,506)
  Purchase of loans                                                               (3,261,911)             --
  Net change in loans                                                            (10,612,282)      (19,444,258)
  Expenditures on premises and equipment                                            (304,819)          (94,163)
  Proceeds from sale of loans                                                      2,430,541           351,500
  Proceeds from sale of premises and equipment                                         8,500             5,948
  Proceeds from sales of other real estate                                           177,750            46,245
  Proceeds from sales of other repossessed assets                                     44,259            20,170
                                                                                ------------      ------------
  Net cash from investing activities                                            $ (6,500,724)     $(24,425,610)
Cash flows from financing activities
  Advances from FHLB                                                              42,000,000        50,000,000
  Repayment of FHLB advances                                                     (51,400,000)      (41,000,000)
  Net increase (decrease) in other borrowings                                       (152,537)             --
  Cash dividends paid                                                               (425,671)         (425,643)
  Net proceeds from stock issuance                                                   249,651              --
  Increase (decrease) in advances from borrowers for taxes and insurance              95,537           107,712
  Repurchase stock                                                                (4,566,147)         (682,836)
  Net change in deposits                                                          22,428,742        11,623,115
                                                                                ------------      ------------
       Net cash from financing activities                                          8,229,575        19,622,348
                                                                                ------------      ------------

                                        NORTHEAST INDIANA BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three and Nine months ended September 30, 1998
                                                  (continued)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
                                                                                           (Unaudited)
Net increase in cash and cash equivalents                                          3,975,876        (3,592,108)
Cash and cash equivalents at beginning of period                                   4,819,686         6,672,374
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $  8,795,562      $  3,080,266
                                                                                ------------      ------------
  Cash paid during the period for:
     Interest                                                                   $  6,806,133      $  5,752,007
     Income taxes                                                                  1,259,000         1,036,308

                See accompanying notes to financial statements.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine months ended September 30, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 1998 and 1997 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month period reported but should not be considered as indicative of the results to be expected for the full year.

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

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine months ended September 30, 1998 and 1997

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 192,027 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1998, 48,007 shares have been distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE
Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per shares previously reported are restated to follow the new standard. The following table has been restated to reflect the 10% stock dividend announced on October 27, 1998 and payable on November 23, 1998 to shareholders of record on November 6, 1998.

                                                                          Three and Nine Months Ended
                                                                                 September 30,
                                                           -------------------------------------------------------
                                                               1998           1997          1998           1997
                                                           ----------     ----------     ----------     ----------
Earnings Per Share
  Net Income available to common shareholders              $  586,176     $  586,402     $1,716,407     $1,601,771
  Weighted average common shares outstanding                1,568,277      1,712,159      1,629,553      1,720,880
     Basic Earnings Per Share                              $     0.37     $     0.34     $     1.05     $     0.93

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders             $  586,176     $  586,402     $1,716,407     $1,601,771
   Weighted average common shares outstanding               1,568,277      1,712,159      1,629,553      1,720,880
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                     25,618         18,753         83,840         37,771
   Weighted average and dilutive common shares
      Outstanding                                           1,593,895      1,730,912      1,713,393      1,758,651
       Diluted earnings per share                          $     0.37     $     0.34     $     1.00     $     0.91

NOTE 5 - COMMON STOCK DIVIDENDS

On October 26, 1998 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a 10% stock dividend and a quarterly cash dividend of $.09 per share. The dividend will be paid on November 23, 1998 to shareholders of record on November 6, 1998. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $150,000 and is subsequent to the 10% stock dividend. This cash dividend represents an effective increase of 16.5% over the $0.85 per share paid during the previous four quarters.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine months ended September 30, 1998 and 1997

Common share amounts, market values and price per share disclosures related to stock repurchase programs, stock based compensation plans and earnings and dividends per share disclosures have been restated for the 10% stock dividend declared on October 23,1998. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in-capital. Fractional shares will be rounded up to the next whole share. The entry to record the 10% stock dividend have been estimated using current information available and are subject to final calculations.

NOTE 6 - STOCK REPURCHASE PLAN

On July 7, 1998 the Company announced a new stock repurchase program to repurchase 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 180,688 shares. As of October 23, 1998, 134,200 shares have been repurchased under this program since its announcement.

There were also 12,991 shares repurchased from exercised options year to date through October 23, 1998.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1998, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of September 30, 1998, the Bank substantially exceeded all current regulatory capital standards.

                                    Regulatory
                                Capital Requirement          Actual Capital
                               --------------------      ---------------------
                                Amount      Percent       Amount       Percent
                                ------      -------       ------       -------
                                           (Dollars in thousands)

Risk-based capital             $10,792       8.0%        $23,307        17.28%
Core capital                   $ 8,379       4.0%        $22,024        10.51%
Tangible capital               $ 4,190       2.0%        $22,024        10.51%


NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS


GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at September 30, 1998, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

FINANCIAL CONDITION

The Company's total assets increased $9.9 million or 5.0% from $199.4 million at December 31, 1997 to $209.3 million at September 30, 1998. This increase was due primarily to funds generated from increased deposits growth of $22.5 million net of decreased borrowings of $9.7 million so that new loans could be funded. In addition to asset growth through the first nine months of 1998 the company purchased 12.4% of the outstanding shares to fund Treasury Stock which reduced our capital $4.6 million.

Net loans receivable increased $7.7 million or 4.41% from $174.5 million at December 31, 1997 to $182.2 million at September 30, 1998. The increase in loans during the first nine months of 1998 was predominantly in mortgage loan products which accounted for $4.9 million of the increase along with a $1.0 million increase in consumer lending and $835,000 increase in

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS


FINANCIAL CONDITION (Continued)

commercial lending. This was offset by the sale of a $2.4 million package of mobile home loans which were sold at par in June 1998. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $199,000 through the nine months ended September 30, 1998. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1.4 million include $110,000 of specific reserves for loans or partial loans classified as substandard in the amount of $934,000.

INVESTMENTS

Securities available-for-sale decreased $1.4 million from $14.6 million at December 31, 1997 to $13.2 million at September 30, 1998. Investments of $4.0 million were purchased to replenish the $5.6 million of portfolio balances being reduced by calls, payments and maturities.

RESULTS OF OPERATIONS

The Company had net income of $586,000 or $0.37 per basic share and $1.7 million or $1.05 per basic share for the three and nine months ended September 30, 1998 compared to $586,000 or $0.34 per basic share and $1.6 million or $.93 per basic share for the three and nine months ended September 30, 1997. Note that all per share earnings have been restated to reflect the 10% stock dividend to be paid on November 23, 1998.

Net interest income increased to $1.8 million for the third quarter and $5.2 million for the nine months ended September 30, 1998 compared to $1.6 million and $4.7 million for the three and nine months ended September 30, 1997. Interest income increased $350,000 to $4.1 million from $3.7 million for the third quarter September 30, 1998 and September 30, 1997, respectively. For the third quarter interest expense increased $235,000 to $2.3 million from $2.1 million for the quarter ended September 30, 1998 and 1997, respectively. The increased expense for the period was due to the net effect of higher average balances in deposits and lower average balances in borrowings.

Provisions for loan losses increased by $31,500 and $94,500 for the three and nine months ended September 30, 1998 compared to the same periods ended September 30, 1997.

Non-interest income increased to $187,000 and $527,000 for the three and nine months ended September 30,1998 compared to $161,000 and $432,000 for the comparable periods in 1997. This represents an increase of $26,000 and $95,000 for the three and nine months ended September 30, 1998. For the quarter and year to date the majority of the period over period gain was from deposit fee income including fees from our Family Club Checking accounts, commercial checking account fees, and increased NSF fee income. Other non-interest income includes increases from ATM and charge card fees.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS


RESULTS OF OPERATIONS (Continued)

Non-interest expense increased to $903,000 and $2.7 million for the three and nine months ended September 30, 1998 compared to $780,000 and $2.3 million for the corresponding periods in 1997. This represents an increase of $123,000 and $437,000 for the three and nine months ended September 30, 1998. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 1998 and additional employees added during late 1997 and 1998 to support customer service as we grow.

Data processing expense has increased $31,000 and $91,000 for the three and nine months ended September 1998 due to the installation of the wide area network and software upgrades.

This project was started in second quarter 1998 and is expected to be complete by fourth quarter 1998. The upgrades of our computer system will not only enable increased efficiencies but provide better communication between our three offices.

Income tax expense is up for the three and nine months ended September 30, 1998 due to higher taxable income compared to 1997.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $90,000 and $270,000 for the three and nine months ended September 30, 1998 compared to $58,000 and $175,000 for the same period ended September 30, 1997. While management believes current allowance for loan loss is adequate to absorb possible losses, we anticipate growth in our loan portfolio and will therefore, continue to add through additional provisions for loan losses to our allowance accounts, there is no assurance that subsequent evaluations may require additional provisions for loan losses.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(Continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                         September 30         December 31
                                                             1998                1997
                                                         ------------         ------------
Non-accruing loans                                          $  580                $1,166
Accruing loans delinquent 90 days and more                       0                     0
Troubled debt restructuring                                      0                     0
Foreclosed assets                                                9                     7
                                                            ------                ------
   Total non-performing assets                                 589                 1,173
                                                            ======                ======
     Total non-performing assets as a percentage
     of total assets                                           .28%                  .58%
                                                            ======                ======


Total non-performing assets decreased from $1.2 million to $589,000 or 0.28% of total assets at September 30, 1998 from 0.58% of total assets at December 31, 1997.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At September 30, 1998, the Bank exceeded all regulatory capital standards.

At September 30, 1998, the Bank's risk based capital was $23.3 million or 17.28% of risk adjusted assets which exceeds the $10.8 million and the 8.0% OTS requirement by $12.5 million and 9.28%. The Bank's core capital at September 30, 1998 is $22.0 million or 10.51% which exceeds the OTS requirement of $8.4 million and 4.00% by $13.6 million and 6.51%. The tangible capital requirement is $4.2 million and 2.00% which the Bank exceeded by $17.8 million and 8.51% which is reflected by September 30, 1998 tangible capital balance of $22.0 million and a 10.51% ratio of tangible capital to assets.

                        NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS


LIQUIDITY AND CAPITAL RESOURCES

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1998, First Federal's liquidity ratio was 9.72%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 1998, First Federal had commitments to originate loans and to fund open lines of credit totaling $21.2 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

REGULATORY DEVELOPMENTS

As a result of the SAIF recapitalization in September 1996 the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. The FDIC has reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the third quarter of 1998 equal to 5.82 basis points annualized per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.16 basis points per $100 of domestic deposits.

TRUST/FINANCIAL SERVICES

The bank recently applied to the OTS for the expansion of its charter to include trust powers so that we may provide trust and asset management services to our community. We received approval for the trust and asset management services from the OTS during the third quarter 1998 and we anticipate approval for the financial services subsidiary from the OTS during the fourth quarter 1998. The bank is also in the process of establishing a wholly-owned subsidiary as an Indiana corporation. This subsidiary will provide financial service products including but not limited to mutual funds, brokerage and insurance products.

In order to provide the expertise these new initiatives will require, the bank has hired an individual with 28 years experience in trust services. This individual has served the last nine years as a Senior Trust Officer responsible for managing over $100 million in trust assets.

                        NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS

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

                        NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         None

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               None

         (b) Reports on Form 8-K

               (1)  July 7,  1998  Press  Release  announcing  Stock  Repurchase
                    Program

               (2)  July  17,  1998  Press  Release  announcing  Second  Quarter
                    Earnings

               (3)  July  29,  1998  Press  Release  announcing  Quarterly  Cash
                    Dividend

               (4) October 15, 1998 Press Release announcing Third Quarter Earnings

               (5) October 27, 1998 Press Release announcing 10% Stock Dividend and Quarterly Cash Dividend Increases

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHEAST INDIANA BANCORP, INC.


Date:  November 12, 1998           By:     /S/ STEPHEN E. ZAHN

                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:  November 12, 1998           By:     /S/ DARRELL E. BLOCKER

                                           Darrell E. Blocker
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)