Form 10KSB
period 1998-12-31
NORTHEAST INDIANA BANCORP INC
filed 1999-04-01
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


         For the transition period from                  to
         Commission file number 0-26012

                         NORTHEAST INDIANA BANCORP, INC.
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)

           Delaware                                         35-1948594
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

648 North Jefferson Street, Huntington, Indiana               46750
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (219) 356-3311

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]. NO   [   ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the issuer's revenues for its most recent fiscal year: $16.9 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of March 15, 1999, was $20.60 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As  of  March  15,  1999,   there  were  1,652,917  shares  issued  and
outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1998.

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

         Northeast Indiana Financial, Inc. was established as a subsidiary of First Federal Savings Bank to provide brokerage services through an affiliation with VESTAX Securities Corporation (broker/dealer). The new subsidiary has two financial professionals with series seven licenses.

         At December 31, 1998, the Company had $212.42 million of assets and stockholders' equity of $25.00 million (or 11.77% of total assets).

         The executive offices of the Company are located at 648 North Jefferson Street, Huntington, Indiana 46750, and its telephone number at that address is
(219) 356-3311.

         The activities of the Company itself have been limited to its investment in the Bank, investments in a one-year renewable note receivable from the Bank, interest-bearing deposits at financial institutions, municipal bonds and a note receivable from the Bank's Employee Stock Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Bank.

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

         The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. The Bank also originates commercial real estate, construction, consumer and commercial business loans. The Bank has in the past purchased a limited number of loans and equipment leases. At December 31, 1998, substantially all of the Bank's real estate mortgage loans, including commercial and multi-family, were secured by properties located in the Bank's market area. The Bank also invests in obligations of states and political subdivisions, mutual funds and other permissible investments.

         First Federal Savings Bank offers traditional Trust services, including but not limited to, Revocable Living Trusts, Testamentary Trusts, Investment Agency relationships, Estate administration, Guardianships, and Custodial accounts. The professionals in the Trust Department have collectively over 30 years of banking and investments experience.

         The Company's revenues are derived principally from interest on loans, interest on investment and other securities and service fee income. The Company does not originate loans to fund leveraged buyouts, and has no loans to foreign corporations or governments. While the Company generally solicits deposits only in its primary market area, at December 31, 1998, the Company had $100,000 in brokered deposits.

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

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial real estate loans, construction or development loans and consumer loans, and commercial business loans. At December 31, 1998, the Bank's gross loans outstanding totaled $190.96 million, of which $113.92 million or 59.66% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 43.88% were fixed-rate loans, and 56.12% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $19.42 million, of which 69.06% were fixed-rate loans and 30.94% were adjustable-rate loans. Also at that date, the Bank's construction or development loans totaled $11.37 million or 5.95% of the Bank's total loan portfolio, 65.38% of which were adjustable-rate loans. At December 31, 1998, commercial business loans totaled $21.39 million or 11.20% of the Bank's total loan portfolio, of which 68.63% were fixed-rate loans and 31.37% were adjustable-rate loans.

         At December 31, 1998, the balance of the Bank's consumer loans consisted of $24.86 million of loans, which represented 13.02% of the Bank's gross loan portfolio. Of the consumer loans outstanding, 72.03% were fixed-rate loans and 27.97% were adjustable-rate loans.

         The Bank and the Company also invest in mutual funds, obligations of states and political subdivisions, and other debt securities and mortgage-backed securities. At December 31, 1998, mutual funds totaled $775,000 or 0.37% of total assets, mortgage-backed securities totaled $5.35 million or 2.52% of total assets, Government agencies totaled $4.08 million or 1.92% of total assets, and obligations of states and political subdivisions totaled $612,000 or 0.29% of total assets. See "Investment Activities."

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1998, the maximum which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $3.44 million. At December 31, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1998 was $2.96 million in loans to one borrower secured by a fleet of automobiles registered in the State of Indiana. The next largest lending relationship at December 31, 1998 was $2.03 million in loans to one borrower secured by equipment inventory, accounts receivable and real estate. The next largest lending relationship at December 31, 1998 was $1.93 million in loans to one borrower secured by real estate development and various spec homes in Allen County, Indiana. The next largest lending relationship at December 31, 1998 was $1.71 million secured by a manufacturing facility located in Huntington County, Indiana. Finally, the next largest lending relationship at December 31, 1998 was $1.36 million in loans secured by parcels of real estate located in Steuben County, Indiana.

         Loan Portfolio Composition. The following is information concerning the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                                     December 31,
                                                       ------------------------------------------------------------------------
                                                                1998                    1997                       1996
                                                       ---------------------     ------------------         -------------------
                                                       Amount        Percent     Amount     Percent         Amount      Percent
                                                       ------        -------     ------     -------         ------      -------
Real Estate Loans:
 One- to four-family                                  $113,919         59.66%  $109,080       60.53%      $ 99,325       65.10%
 Multi-family                                            2,908          1.52      2,606        1.45          2,993        1.96
 Commercial                                             16,514          8.65     16,734        9.29         12,301        8.06
 Construction or development                            11,365          5.95     10,596        5.88         10,749        7.04
                                                      --------         -----   --------       -----       --------       -----
     Total real estate loans                           144,706         75.78    139,016       77.15        125,368       82.16
                                                      --------         -----   --------       -----       --------       -----

Other Loans:
 Consumer Loans:
  Deposit account                                          146           .08         44         .02            157         .10
  Student                                                  ---           ---        ---       ---              ---       ---
  Automobile                                            12,248          6.41     11,573        6.42          8,820        5.78
  Home equity                                            5,206          2.73      5,506        3.06          4,176        2.74
  Home improvement                                         742           .39        656         .36            291         .19
  Other                                                  6,521          3.41      5,873        3.26          4,204        2.76
                                                      --------         -----   --------       -----       --------       -----
     Total consumer loans                               24,863         13.02     23,652       13.12         17,648       11.57
                                                      --------         -----   --------       -----       --------       -----
 Commercial business loans                              21,393         11.20     17,526        9.73          9,568        6.27
     Total loans                                       190,962        100.00%   180,194      100.00%       152,584      100.00%
                                                                      ======                 ======                     ======

Less:
 Undisbursed portion of construction loans               2,800                    3,981                      4,380
 Loans in process                                          663                      355                        208
 Deferred fees and discounts                               139                      125                        114
 Allowance for loan losses                               1,454                    1,194                      1,027
                                                    ----------              -----------                  ---------
 Total loans receivable, net                          $185,906                 $174,539                   $146,855
                                                      ========                 ========                   ========

                                                                 1995                    1994
                                                       ----------------------     ----------------------
                                                        Amount        Percent     Amount        Percent
                                                        ------        -------     ------        -------
Real Estate Loans:
 One- to four-family                                   $ 85,533       67.88%      $ 76,082         70.04%
 Multi-family                                             2,029        1.61          1,621          1.49
 Commercial                                              11,742        9.32          8,835          8.13
 Construction or development                              6,359        5.05          7,033          6.47
                                                       --------       -----       --------         -----
     Total real estate loans                            105,663       83.86         93,571         86.13
                                                       --------       -----       --------         -----

Other Loans:
 Consumer Loans:
  Deposit account                                           170         .13            264           .24
  Student                                                   ---       ---              ---         ---
  Automobile                                              7,756        6.16          6,719          6.19
  Home equity                                             3,121        2.48          2,895          2.66
  Home improvement                                          258         .20            202           .19
  Other                                                   3,245        2.58          2,238          2.06
                                                       --------       -----       --------         -----
     Total consumer loans                                14,550       11.55         12,318         11.34
                                                       --------       -----       --------         -----
 Commercial business loans                                5,783        4.59          2,745          2.53
     Total loans                                        125,996      100.00%       108,634        100.00%
                                                                     ======                       ======

Less:
 Undisbursed portion of construction loans                2,210                      3,333
 Loans in process                                           169                        124
 Deferred fees and discounts                                 95                         81
 Allowance for loan losses                                  881                        694
                                                       --------                  ---------
 Total loans receivable, net                           $122,641                   $104,402
                                                       ========                   ========

      The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                      December 31,
                                                      -----------------------------------------------------------------------------
                                                                1998                      1997                        1996
                                                      -----------------------      ---------------------      ---------------------
                                                      Amount          Percent      Amount        Percent      Amount        Percent
                                                      ------          -------      ------        -------      ------        -------

                                                                           (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family                                 $49,993          26.18%     $44,203          24.53%     $ 35,764        23.44%
  Multi-family                                          2,323           1.22        1,586            .88         2,397         1.57
  Commercial                                           11,089           5.81        9,916           5.50         5,922         3.88
  Construction or development                           3,935           2.06        2,163           1.20         1,421          .94
                                                      -------         ------      -------         ------      --------       ------
     Total real estate loans                           67,340          35.26       57,868          32.11        45,504        29.83
                                                     --------         ------       ------          -----      --------       ------
 Consumer                                              17,909           9.38       16,462           9.14        12,619         8.27
 Commercial business                                   14,683           7.69       11,694           6.49         4,399         2.88
                                                     --------        -------      -------         ------      --------       ------
     Total fixed-rate loans                            99,932          52.33       86,024          47.74        62,522        40.98

Adjustable-Rate Loans:
 Real estate:
  One- to four-family                                  63,926          33.48       64,877          36.00        63,561        41.66
  Multi-family                                            585            .31        1,020            .57           595          .39
  Commercial                                            5,425           2.84        6,818           3.78         6,380         4.17
  Construction or development                           7,430           3.89        8,433           4.68         9,328         6.11
                                                     --------         ------                     ------       --------       ------
     Total real estate loans                           77,366          40.52       81,148          45.03        79,864        52.33
                                                     --------         ------     --------        -------      --------       ------
 Consumer                                               6,954           3.64        7,190           3.99         5,029         3.30
 Commercial business                                    6,710           3.51        5,832           3.24         5,169         3.39
                                                     --------        -------                                  --------
     Total adjustable-rate loans                       91,030          47.67       94,170          52.26        90,062        59.02
                                                     --------        -------      -------         ------      --------       ------
     Total loans                                      190,962         100.00%     180,194         100.00%      152,584       100.00%
                                                                      ======                      ======                     ======

Less:
 Undisbursed portion of construction loans              2,800                       3,981                        4,380
 Loans in process                                         663                         355                          208
 Deferred fees and discounts                              139                         125                          114
 Allowance for loan losses                              1,454                       1,194                        1,027
                                                     --------                    --------                     --------
    Total loans receivable, net                      $185,906                    $174,539                     $146,855
                                                     ========                    ========                     ========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                          Real Estate
                                                         Multi-family and            Construction
                             One- to Four-Family             Commercial              or Development                Consumer

                                         Weighted                   Weighted                   Weighted                   Weighted
                                         Average                    Average                    Average                    Average
                           Amount         Rate         Amount        Rate         Amount        Rate         Amount        Rate
                           ------         ----         ------        ----         ------        ----         ------        ----
                                                                    (Dollars in Thousands)
Due During
Years Ending
December 31,
1999(1)                  $      31        9.68%    $      ---          ---%     $ 10,669         8.45% $      5,668        10.44%
2000 and 2001                  354         8.47           248         8.06           250         9.60         4,127         9.40
2002 and 2003                2,218         7.80         1,164         8.68           ---          ---         8,611         9.15
2004 to 2008                21,399         7.84         7,147         8.84           ---          ---         5,915         9.10
2009 to 2023                89,917         7.44        10,863         8.65           446         6.50           542         9.23

                                Commercial
                                  Business                    Total


                                         Weighted                   Weighted
                                         Average                    Average
                            Amount        Rate         Amount        Rate
                            ------        ----         ------        ----
1999(1)
2000 and 2001             $   6,071         8.83%    $  22,439         9.05%
2002 and 2003                 4,931         8.66         9,910         8.97
2004 to 2008                  5,667         8.56        17,660         8.75
2009 to 2023                  3,917         8.78        38,378         8.32
                                807         9.17       102,575         7.58


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


      The total amount of loans due after December 31, 1999 which have predetermined interest rates is $91.23 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $77.29 million.

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

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1998, the Bank's one- to four-family residential mortgage loans totaled $113.92 million, or 59.66%, of the Bank's gross loan portfolio.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 1998, the Bank originated $17.33 million of fixed-rate loans and $20.26 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 25 years. The Bank currently offers one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the National Monthly Median Cost of Funds Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year ARM product has limits of 5.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 1998, the total balance of one-to four-family adjustable-rate loans was $63.93 million or 33.48% of the Bank's gross loan portfolio.

         The Bank also offers fixed-rate mortgage loans with maturities of up to 20 years. At December 31, 1998, the total balance of one- to four-family fixed-rate loans was $49.99 million or 26.18% of the Bank's gross loan portfolio.

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

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in its market area. At December 31, 1998, the Bank had $16.51 million and $2.91 million of commercial and multi-family real estate loans, respectively, which represented 8.65% and 1.52%, respectively, of the Bank's gross loan portfolio.

         The Bank's commercial and multi-family real estate loan portfolio is secured primarily by retail properties, apartments, churches and real estate located in Huntington and Allen Counties, Indiana. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the lesser of the appraised value or sales price of the security property. The Bank currently offers one-year, three-year and five-year adjustable-rate commercial and multi-family real estate loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a margin over a designated index. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers to the extent required by federal regulations.

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

         Construction or Development Lending. At December 31, 1998, the Bank had $11.37 million of construction or development loans. First Federal offers loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 1998, the Bank had $3.94 million and $7.43 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 2.06% and 3.89%, respectively, of the Bank's gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

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

         A significant component of the Bank's consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 1998, the Bank's automobile loans totaled $12.25 million or 6.41% of the Bank's gross loan portfolio. Of this amount approximately $4.41 million or 35.98% and $7.84 million or 64.02% were originated on a direct and indirect basis, respectively.

         First Federal also originates home improvement and home equity line of credit loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 100% or less of the appraised value (where First Federal has the first mortgage) of the property securing the loan or 70% or less of appraised value (where First Federal does not have the first mortgage or where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 1998, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $5.21 million and $742,000, respectively, which represented 2.73% and 0.39%, respectively, of the Bank's gross loan portfolio.

         At December 31, 1998, the Bank's consumer loan portfolio totaled $24.86 million, or 13.02% of its gross loan portfolio. At December 31, 1998, approximately 72.03% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 27.97% were adjustable rate consumer loans.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, $107,000 of the Bank's consumer loans were non-performing representing 0.06% of the gross loan portfolio.

         Commercial Business Lending. The Bank also originates commercial business loans and purchases commercial leases. At December 31, 1998 approximately $21.39 million, or 11.20% of the Bank's gross loan portfolio was commercial business lending. The largest commercial business loan is a line of credit of $3.3 million to an automobile leasing company, of which $2.96 million was outstanding at December 31, 1998.

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

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1998, the Bank originated $44.69 million in fixed-rate loans and $38.94 million in adjustable rate loans.

         Total commercial business loan originations decreased in 1998 compared to 1997.

         In 1998, refinancing of residential loans increased, contributing to the increase in one- to four-family originations for the year of $15.59 million to $37.60 million in 1998 from $22.01 million in 1997.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                          Year Ended December 31,
                                                      1998        1997        1996
                                                     -------     -------     -------
                                                            (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family                  $20,263     $ 8,983     $17,971
                    - multi-family                      --          --          --
                    - commercial                       1,382       2,632       1,061
                    - construction                     8,122      10,551       8,466
  Non-real estate  - consumer                          2,094       2,414       1,961
                    - commercial business              6,653       7,661       5,711
                                                     -------     -------     -------
         Total adjustable-rate                        38,514      32,241      35,170
                                                     -------     -------     -------
 Fixed rate:
  Real estate - one- to four-family                   17,332      13,024      11,186
                    - multi-family                       347         729        --
                    - commercial                       1,988       3,757       1,461
                    - construction                     4,334       2,962       3,641
  Non-real estate - consumer                          13,482      14,216      10,187
                    - commercial business              4,586       7,658       3,531
                                                     -------     -------     -------
         Total fixed-rate                             42,069      42,346      30,006
                                                     -------     -------     -------
         Total loans originated                       80,583      74,587      65,176
                                                     -------     -------     -------
Purchases:
  Real estate - one- to four-family                     --          --          --
                    - multi-family                      --          --           250
                    - commercial                        --           300        --
   Non real estate - commercial                        3,046       2,962       1,189
                                                     -------     -------     -------
         Total loans purchased                         3,046       3,262       1,439

Sales and Repayments:
  Real estate - multi-family                            --           352        --
                    - commercial                        --          --          --
  Non real estate - commercial                         2,431        --          --
                                                                             -------
         Total loans sold                              2,431         352        --
  Principal repayments                                70,430      49,887      40,027
                                                     -------     -------     -------
         Total reductions                             72,861      50,239      40,027
                                                     -------     -------     -------
         Net increase (decrease)                     $10,768     $27,610     $26,588
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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1998. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                   30 to 89 Days              90 Days and Over               Total Delinquent Loans
                                                 Percent                       Percent                          Percent
                                                 of Loan                       of Loan                          of Loan
                             Number   Amount     Category  Number   Amount     Category    Number    Amount     Category
                             ------   ------     --------  ------   ------     --------    ------    ------     --------

Real Estate:
  One- to four-family         18     $  904        0.79%       8     $  149        0.13%      26     $1,053        0.92%

  Commercial                   2        785        4.75        6        614        3.72        8      1,399        8.47
  Construction or             --     ------        ----       --     ------        ----      ---     ------        ----
    development
Consumer                      65        494        1.99       25        107        0.43       90        601        2.42
Commercial business            4         41        0.19        8        338        1.58       12        379        1.77
                              --     ------        ----      ---     ------        ----      ---     ------        ----

     Total                    89     $2,224        1.16%      47     $1,208        0.63      136     $3,432        1.80%
                             ===     ======        ====      ===     ======        ====      ===     ======        ====

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

                                                                                  December 31,
                                                              1998        1997         1996        1995         1994
                                                              ----        ----         ----        ----         ----
                                                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                         $149        $334         $470         $  9        $---
  Multi-family                                                 ---         ---          ---          ---         ---
  Commercial real estate                                       614         706          172          171          14
  Construction or development                                  ---         ---          ---          ---         289
  Consumer                                                     107          37           63           94          30
  Commercial business                                          338          89          ---           10           4
                                                             -----      -------       ------         ----       -----
     Total                                                   1,208       1,166          705          284         337
                                                             -----      ------         ----         ----        ----
Foreclosed assets:
  One- to four-family                                           58         ---          ---          ---         ---
   Commercial                                                   52         ---          ---          ---         ---
                                                           -------
     Total                                                     110         ---          ---          ---         ---
                                                            ------    --------       ------       ------      ------
Repossessed assets:
  Consumer                                                      10           7            8          ---         ---
                                                            ------    --------       ------        -----       -----
     Total                                                      10           7            8          ---         ---
                                                            ------    --------       ------        -----       -----

Total non-performing assets                                 $1,328      $1,173         $713         $284        $337
                                                            ======      ======         ====         ====        ====
Total as a percentage of total assets                         0.63%       0.58%        0.42%        0.21%       0.29%
                                                            ======        ====         ====         ====        ====

         For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $33,000, none of which was included in interest income.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $720,000 of its assets as special mention, $1.59 million as substandard, net of specific reserves, none as doubtful, and none as loss. At December 31, 1998, total classified assets comprised $2.3 million, or 9.20% of the Bank's capital, or 1.08% of the Bank's total assets.

         Other Loans of Concern. Other than the non-performing loans and foreclosed real estate held for sale set forth in the tables above, and the classified assets, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Although management believes that it uses the information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1998, the Bank had a total allowance for loan losses of $1.45 million, representing 120.40% of total non-performing loans and 0.78% of the Bank's loans, net. See Note 3 of the Notes to Consolidated Financial Statements.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                         December 31,

                                            1998                             1997                              1996
                                                     Percent                                                              Percent
                                                     of Loans                        Percent of                          of Loans
                                            Loan     in Each                 Loan      Loans                    Loan      in Each
                              Amount of   Amounts    Category  Amount of   Amounts    in Each     Amount of    Amounts    Category
                              Loan Loss     by       to Total  Loan Loss      by     Category to  Loan Loss       by      to Total
                              Allowance   Category     Loans   Allowance   Category Total Loans   Allowance    Category    Loans
                                                                        (In thousands)
One- to four-family            $   266    $113,919      59.66%  $  240     $109,080     60.53%     $  209     $ 99,325     65.10%
Multi-family                        27       2,908       1.52       22        2,606      1.45          74        2,993      1.96
Commercial real estate             204      16,514       8.65      163       16,734      9.29         106       10,996      7.20
Construction or
  development                      278      11,365       5.95      237       10,596      5.88         311       12,054      7.90
Consumer                           183      24,863      13.02      136       23,652     13.12          79       17,648     11.57
Commercial business                305      21,393      11.20      244       17,526      9.73         165        9,568      6.27
Unallocated                        191          --         --      152          ---       ---          83          ---       ---

     Total                     $ 1,454    $190,962     100.00   $1,194     $180,194    100.00%     $1,027     $152,584    100.00%
                               =======    ========     ======   ======     ========    ======      ======     ========    ======

                                            1995                            1994
                                                    Percent                           Percent
                                                   of Loans                         of Loans
                                           Loan     in Each                Loan       in Each
                              Amount of   Amounts   Category  Amount of   Amounts    Category
                              Loan Loss     by      to Total  Loan Loss     by       to Total
                              Allowance  Category    Loans    Allowance  Category      Loans
One- to four-family             $180   $ 85,533       67.88%  $  145   $ 76,082     70.04%
Multi-family                      50      2,029        1.61       45      1,621      1.49
Commercial real estate           100     11,742        9.32       75      8,835      8.13
Construction or
  development                    200      6,359        5.05      200      7,033      6.47
Consumer                          65     14,550       11.55       50     12,318     11.34
Commercial business              100      5,783        4.59       40      2,745      2.53
Unallocated                      186        ---         ---      139        ---       ---

     Total                      $881   $125,996      100.00%   $ 694   $108,634    100.00%
                                ====   ========      ======    =====   ========    ======

         The following table sets forth an analysis of the Bank's allowance for loan losses activity.

                                                                 Year Ended December 31,
                                                  1998         1997         1996        1995       1994
                                                                 (Dollars in Thousands)
Balance at beginning of period                    $1,194      $1,027      $  881      $  694      $  457

Charge-offs:
  One- to four-family                                 47           2           3        --          --
  Commercial                                        --             1        --             9        --
  Consumer                                            99         133         131          65          33
                                                  ------      ------      ------      ------      ------
                                                     146         136         134          74          33
                                                  ------      ------      ------      ------      ------

Recoveries:
   One- to four-family                                 3        --          --          --          --
   Consumer                                           42          38          45          10           7
   Commercial                                          1        --          --          --          --
                                                              ------      ------      ------      ------
                                                      46          38          45          10           7
                                                  ------      ------      ------      ------      ------

Net charge-offs                                      100          98          89          64          26
Additions charged to operations                      360         265         235         251         263
                                                  ------      ------      ------      ------      ------
Balance at end of period                          $1,454      $1,194      $1,027      $  881      $  694
                                                  ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period        0.06%       0.06%       0.07%       0.06%       0.03%
                                                  ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to
 average non-performing loans                      12.99%      13.07%      20.23%      16.41%       9.92%
                                                  ======      ======      ======      ======      ======

                              Investment Activities

         General. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank has generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.85%.

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

         Securities and Other Interest-Earning Assets. At December 31, 1998, First Federal's interest-earning deposits with other financial institutions totaled $4.18 million, or 1.97% of total assets, and its securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $14.19 million, or 6.68% of total assets. Included in other securities, as of such date, the Bank had a $3.25 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective January 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value, and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At December 31, 1998, the Bank had $528,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities, and securities available for sale with a fair value of $13.66 million. See Note 2 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                    1998                          1997                         1996
                                         Carrying          % of       Carrying             %        Carrying           % of
                                                                       (Dollars in Thousands)
Debt securities:
  Obligations of states and political     $    612          4.31%     $     639           4.15%     $    703           5.67%
  Mortgage-backed securities                 5,354         37.74          6,599          42.89         6,162          49.73
  Federal agency obligations                 4,080         28.76          4,044          26.29         1,787          14.43
  Corporate bonds                              116          0.82            118           0.77           189           1.53
                                          --------        ------      ---------       --------      --------        -------
     Total debt securities                  10,162         71.63         11,400          74.10         8,841          71.36

Equity securities:
  Mutual funds                                 775          5.46            735           4.78           697           5.63
  FHLB stock                                 3,250         22.91          3,250          21.12         2,850          23.01
                                          --------      --------      ---------        -------      --------        -------
     Total securities                      $14,187        100.00%       $15,385         100.00%      $12,388         100.00%
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

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At December 31, 1998, the Bank had total FHLB advances of $62.10 million with the capacity to borrow as of December 31, 1998 an additional $11.90 million. See Note 6 of the Notes to Consolidated Financial Statements.

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

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and time deposit accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                      Year Ended December 31,

                                  1998          1997          1996

                                        (Dollars in Thousands)
Opening balance                 $107,550     $ 85,346      $ 68,203
Deposits                         336,345      303,686       260,248
Withdrawals                      326,471      286,040       246,610
Interest credited                  5,912        4,558         3,505
                                --------     --------      --------

Ending balance                  $123,336     $107,550      $ 85,346
                                ========     ========      ========

Net increase (decrease)         $ 15,786     $ 22,204      $ 17,143
                                ========     ========      ========

Percent increase (decrease)      14.68 %        26.02%        25.14%
                                ========     ========      ========

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                               December 31,
                                                        1998                       1997                          1996
                                                             Percent                     Percent                       Percent
                                                 Amount      of Total      Amount         of Total        Amount       of Total

                                                                    (Dollars in Thousands)

Passbook Accounts 2.75%                      $    9,812          7.96%    $   9,336           8.68%      $10,147         11.89%

Demand and NOW Accounts 1.19%                    13,905         11.27        12,037          11.19        10,295         12.06
Money Market Accounts 5.10%                      20,508         16.63        17,098          15.90        11,680         13.69
                                             ----------      --------     ---------          -----       -------        ------

Total Non-Time Deposits                          44,225         35.86        38,471          35.77        32,122         37.64
                                             ----------      ---------    ---------          -----       -------        ------

Time Deposits:

 2.00 -  3.99%                                      939          0.76         1,045            .97         1,286          1.51
 4.00 -  5.99%                                   72,690         58.94        38,467          35.77        39,177         45.90
 6.00 -  7.99%                                    5,482          4.44        29,567          27.49        12,761         14.95
                                            -----------     ---------     ---------         ------      --------        ------

Total Time Deposits                              79,111         64.14        69,079          64.23        53,224         62.36
                                             ----------     ---------     ---------         ------       -------        ------

Total Deposits                                 $123,336        100.00%     $107,550         100.00%      $85,346        100.00%
                                               ========        ======      ========         ======       =======        ======

         The following table shows rate and maturity information for the Bank's time deposit accounts as of December 31, 1998.

                                      2.00-        4.00-         6.00-                       Percent
                                      3.99%        5.99%         7.99%        Total          of Total

                                                           (Dollars in Thousands)
Time deposit accounts
maturing in quarter ending:
March 31, 1999                    $       410   $   15,950  $        510   $   16,870           21.32%

June 30, 1999                             517        9,004           100        9,621           12.16
September 30, 1999                         12       16,203           522       16,737           21.16
December 31, 1999                         ---       12,567         1,014       13,581           17.17
March 31, 2000                            ---        7,578         1,524        9,102           11.51
June 30, 2000                             ---        4,796           213        5,009            6.33
September 30, 2000                        ---        1,947           168        2,115            2.67
December 31, 2000                         ---        1,241           233        1,474            1.86
March 31, 2001                            ---          319         1,097        1,416            1.79
June 30, 2001                             ---          610           ---          610            0.77
September 30, 2001                        ---          957           100        1,057            1.34
December 31, 2001                         ---          848             1          849            1.07
Thereafter                                ---          670           ---          670            0.85
                                   ----------    ---------    ----------   ----------          ------
   Total                           $      939    $  72,690    $    5,482   $   79,111          100.00%
                                   ==========    =========    ==========   ==========          ======

   Percent of total                     1.19%       91.88%         6.93%      100.00%
                                   ==========    =========    ==========   ==========

         The following table indicates the amount of the Bank's time deposit accounts by time remaining until maturity as of December 31, 1998.

                                                                      Maturity
                                                                  Over       Over
                                                    3 Months      3 to 6     6 to 12       Over
                                                    or Less       Months     Months      12 months      Total

                                                                        (In Thousands)

Time deposit accounts less than $100,000            $   6,801   $    6,745   $ 14,286      $14,427    $ 42,259

Time deposit accounts of $100,000 or more               8,894        2,876     14,410        7,875      34,055
Public funds (1)                                        1,175          ---      1,622          ---       2,797
                                                     -------- ------------   -------- ------------    --------
Total time deposit accounts                          $ 16,870   $    9,621    $30,318      $22,302    $ 79,111
                                                     ========   ==========    =======      =======    ========

------------------

(1)      Deposits from governmental and other public entities.

         Borrowings. First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At December 31, 1998, the Bank had $3.25 million of FHLB of Indianapolis stock. The Bank has the ability to purchase additional capital stock from the FHLB. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements and "Business - Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                 Year Ended December 31,
                                              1998        1997         1996
                                                     (In Thousands)
Maximum Balance:
  FHLB advances                             $62,100      $63,000     $57,000



Average Balance:
  FHLB advances                             $54,841      $58,859     $46,128

Service Corporation Activities

         As a federally chartered savings bank, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $4.25 million at December 31, 1998, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At December 31, 1998, First Federal had one subsidiary, Northeast Indiana Financial, Inc., an Indiana corporation, but it was still in the formation stage and First Federal Savings Bank had not yet capitalized the entity.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of September 30, 1997 and February 25, 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings association are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1998, was approximately $56,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and the Bank is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $3.44 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

         First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi- annual assessment period.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1998, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank has one subsidiary established as an Indiana corporation but not active at December 31, 1998.

         At December 31, 1998, the Bank had tangible capital of $21.6 million, or 10.2% of adjusted total assets, which is approximately $18.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, the Bank had no intangibles which were subject to these tests.

         At December 31, 1998, the Bank had core capital equal to $21.6 million, or 10.2% of adjusted total assets, which is $15.2 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, the Bank had $1.34 million of general loss reserves, which was less than 0.97% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at December 31, 1998.

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

         OTS regulations may in the future require that savings associations with more than normal interest rate risk exposure deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1998, the Bank had total risk-based capital of $23.0 million (including approximately $21.6 million in core capital and $1.4 million in qualifying supplementary capital) and risk-weighted assets of $138.5 million; or total capital of 16.57% of risk-weighted assets. This amount was $11.9 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, who must meet their capital requirements, before and after the proposed distribution may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a Company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At December 31, 1998, the Bank was in compliance with the requirement, with an overall liquid asset ratio of 8.85%.

Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(9) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Holding Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the

Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1998, the Bank had $3.25 million of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.49% and were 8.01% for calendar 1998.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate- income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended December 31, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled $260,000, which constituted a $16,000 increase from the amount of dividends received in calendar year 1997. The $65,500 dividend received for the quarter ended December 31, 1998 reflects an annualized rate of 8.00%, which was the same rate for the corresponding period in 1997.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank, are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

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

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of December 31, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending December 31, 1996. Commencement of the recapture period was delayed, however, until the tax year ended December 31, 1998, because the Bank met certain residential lending requirements. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

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

         Beginning with 1998, the Company filed consolidated federal tax returns including the Bank on a calendar year basis using the accrual method of accounting.

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

         The Bank primarily serves Huntington County, Indiana. There are five commercial banks, one savings institution, other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. The Bank estimates that its share of the savings market in Huntington County is approximately 27% and its share of the residential mortgage market is approximately 32%.

Employees

         At December 31, 1998, the Bank had a total of 44 full-time, 4 part-time and 1 seasonal employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.           Description of Properties
                  -------------------------

         The Bank conducts its business through three offices, all of which are located in Huntington, Indiana and are owned by the Bank. The following table sets forth information relating to each of the Bank's offices as of December 31, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was approximately $2.26 million. See Note 4 of the Notes to the Consolidated Financial Statements.

                                                       Total
                                                    Approximate
                                      Date             Square         Net Book Value at
        Location                     Acquired          Footage         December 31, 1998
        --------                     --------          -------         -----------------
Main Office:
    648 North Jefferson Street        1974                5,200               $   846
    Huntington, Indiana  46750

Branch Offices:
    1240 South Jefferson Street       1981                1,700                   241
    Huntington, Indiana  46750

    100 Frontage Road                 1995                5,000(1)              1,178
    Huntington, Indiana  46750

(1)      Includes addition completed in early 1999.

         There was a 2,000 square foot addition to the office located at 100 Frontage Road which was completed during the first quarter 1999. This addition provides space for the financial services subsidiary, the Trust Department and future growth.

         First Federal believes that its current and planned facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

         The Bank maintains an on-line database with an independent service bureau servicing financial institutions.

Item 3.           Legal Proceedings
                  ------------------

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

                                     PART II


Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters
                  -----------------------------------------

         Page 37 of the attached Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
                  ------------------------------------------------------------

                  Pages  5  through  15  of  the  attached   Annual   Report  to
         Stockholders are herein incorporated by reference.

Item 7.           Financial Statements
                  --------------------

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10- KSB as Exhibit 13.


                                                                        Pages in
                                                                          Annual
Annual Report Section                                                     Report
---------------------                                                     ------

Report of Independent Auditors                                               16
Consolidated Balance Sheets as of December 31, 1998 and 1997                 17
Consolidated Statements of Income for the Years Ended December 31,           18
 1998, 1997 and 1996
Consolidated Statements of Changes in Shareholders' Equity for the           19
 Years Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the Years Ended December 31,       20
 1998, 1997 and 1996
Notes to Consolidated Financial Statements                                   21

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                  ------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act
                  ----------------------------------------------

Directors
---------

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of the Company and the Bank
----------------------------------------------

         The following table sets forth certain information regarding the executive officers of the Company or the Bank who are not also a directors.

                                              Position held with the
     Name                 Age(1)                 Bank and Company
     ----                 ------                 ----------------


Darrell E. Blocker         45         Senior Vice President, Treasurer and
                                      Chief Financial Officer
Dee Ann Hammel             46         Senior Vice President and Chief Operating
                                      Officer
Joseph A. Byers            46         Vice President and Senior Trust Officer

(1) At December 31, 1998


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

         Joseph A. Byers is Vice President and Senior Trust Officer of the Bank, a position he has held since August 1998. Mr. Byers first joined the Bank in July 1998 to help establish and manage the Trust Department. Mr. Byers is responsible for management of the Trust Department and the financial services subsidiary. Mr. Byers came to us with 28 years in banking experience, including 20 years of Trust experience.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation
                  ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management
                  ----------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated hereinby reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits

                                                                                     Reference            Sequential
                                                                                                         Page Number
                                                                                                        Where Attached
                                                                                                         Exhibits Are
                                                                                                          Located in
                                                                                                             This
                                                                                                         Form 10-KSB
                                                                                                            Report
      3(i)          Articles of Incorporation, including amendments thereto              *              Not applicable
      3(ii)         By-Laws                                                              *              Not applicable
      4             Instruments defining the rights of security holders,                 *              Not applicable
                    including debentures
      9             Voting Trust Agreement                                             None             Not applicable
     10             Executive Compensation Plans and Arrangements
                    (a)  Employment Contract between Stephen E. Zahn                     *              Not applicable
                         and the Bank
                    (b)  Employment Contract between Darrell Blocker                     *              Not applicable
                         and the Bank
                    (c)  Employment Contract between Dee Ann Hammel                      *              Not applicable
                          and the Bank
                    (d)  1995 Stock Option and Incentive Plan                            *              Not applicable
                    (e)  Recognition and Retention Plan                                  *              Not applicable
     11             Statement re:  computation of per share earnings                   None             Not applicable
     13             Annual Report to Security Holders                                   13                  [___]
     16             Letter re:  change in certifying accountants                       None             Not applicable
     18             Letter re:  change in accounting principles                        None             Not applicable
     21             Subsidiaries of Registrant                                          21                  [___]
     22             Published report regarding matters submitted to vote of            None             Not applicable
                    security holders
     23             Consents of Experts and Counsel                                     23                  [___]
     24             Power of Attorney                                              Not required         Not applicable
     27             Financial Data Schedule                                             27                  [___]
     99             Additional Exhibits                                                None             Not applicable

----------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on March 23, 1995 (File No. 33-90558) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K

         For the year ended December 31, 1998, the Company filed the following:

         (i) Form 8-K dated January, 30, 1998, regarding Fourth Quarter Earnings for 1997 and Cash Dividend.

         (ii) Form 8-K dated April 15, 1998, regarding First Quarter earnings.

         (iii) Form 8-K dated April 24, 1998, regarding Cash Dividend and results of Shareholder Meeting.

         (iv)     Form  8-K  dated  July 8,  1998,  regarding  Stock  Repurchase
                  Program.

         (v)      Form  8-K  dated  July  20,  1998,  regarding  Second  Quarter
                  Earnings.

         (vi) Form 8-K dated July 30, 1998, regarding Declaration of Cash Dividend.

         (vii)    Form 8-K dated  October  20,  1998,  regarding  Third  Quarter
                  Earnings.

         (viii)   Form 8-K dated October 28, 1998, regarding a Stock Dividend.

                                   SIGNATURES
                                   ----------


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           NORTHEAST INDIANA BANCORP, INC.


Date:  March 31, 1999                      By:  /s/ Stephen E. Zahn
                                                -------------------
                                                Stephen E. Zahn
                                               (Duly Authorized Representative)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:      /s/ Stephen E. Zahn                         By:      /s/ Darrell E. Blocker
         -------------------                                  ----------------------
         Stephen E. Zahn, Chairman of the                     Darrell E. Blocker, Senior Vice
         Board, President and Chief                           President, Treasurer and Chief
         Executive Officer                                    Financial Officer
         (Principal Executive and Operating                   (Chief Financial and Accounting
         Officer)                                             Officer)

Date:    March 31, 1999                             Date:     March 31, 1999


By:      /s/ Dan L. Stephan                           By:     /s/ Samuel Preston, Jr.
         ------------------                                   -----------------------
         Dan L. Stephan, Director                             Samuel Preston, Jr., Director

Date:    March 31, 1999                             Date:     March 31, 1999


By:      /s/ J. David Carnes
         -------------------
         J. David Carnes, Director

Date:    March 31, 1999


By:      /s/ Randall C. Rider
         --------------------
         Randall C. Rider, Director

Date:    March 31, 1999
