Form 10QSB
period 1999-03-31
NORTHEAST INDIANA BANCORP INC
filed 1999-05-17
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 0-26012.

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

Issuer's telephone number, including area code: (219) 356-3311

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                             OUTSTANDING AT MAY 7, 1999
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                     1,649,347


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


        PART 1.         FINANCIAL INFORMATION (UNAUDITED)

        Item 1.         Consolidated Condensed Financial Statements

                        Consolidated Condensed Balance Sheets
                        March 31, 1999 and December 31, 1998

                        Consolidated Condensed Statements of Income for the
                         three months ended March 31, 1999 and 1998

                        Consolidated Statement of Change in Shareholders' Equity for the three months ended March 31, 1999

                        Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

                        Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.        OTHER INFORMATION

                        Signature page

                                     NORTHEAST INDIANA BANCORP, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  March 31, 1999 And December 31, 1998


                                                                          March 31,        December 31,
                                                                            1999               1998
                                                                       -------------      -------------
                                                                                   (Unaudited)
ASSETS
Interest earning cash and cash equivalents                             $   3,614,309      $   4,079,792
Noninterest earning cash and cash equivalents                              2,181,317          2,215,845
                                                                       -------------      -------------
     Total Cash and cash equivalents                                       5,795,626          6,295,637
Interest-earning deposits in financial institutions                          100,000            100,000
Securities available for sale                                             11,961,484         13,658,691
Securities held to maturity (fair value: March 31, 1999- $493,160;
  December 31, 1998 - $528,424)                                              493,160            528,424
Loans receivable, net of allowance for loan losses March 31, 1999
  $1,558,346 and December 31, 1998 $1,454,000                            190,600,078        185,906,309
Other real estate owned                                                       52,496            110,712
Accrued interest receivable                                                  416,978            487,393
Premises and equipment                                                     2,365,602          2,265,347
Investments in limited liability partnerships                              1,383,032          1,400,000
Other assets                                                               1,194,010          1,672,079
                                                                       -------------      -------------
     Total assets                                                      $ 214,362,466      $ 212,424,592
                                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                        $   3,136,728      $   3,058,581
Savings                                                                   10,133,069          9,811,696
NOW and MMDDA                                                             32,657,798         31,354,647
Other time deposits                                                       77,242,725         79,110,658
                                                                       -------------      -------------
     Total deposits                                                      123,170,320        123,335,582
Borrowed funds                                                            65,203,942         63,080,275
Accrued expenses and other liabilities                                       818,577          1,004,099
                                                                       -------------      -------------
     Total liabilities                                                 $ 189,192,839      $ 187,419,956


                                     NORTHEAST INDIANA BANCORP, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  March 31, 1999 And December 31, 1998


                                                                          March 31,        December 31,
                                                                            1999               1998
                                                                       -------------      -------------
                                                                                   (Unaudited)
Shareholders' equity
     Preferred Stock 500,000 shares authorized; 0 shares issued                  -                  -
     Common stock, $.01 par value: 4,000,000 shares
       authorized; 2,400,466 shares issued at
           March 31, 1999 and December 31,1998                                24,005             24,005
     Additional paid in capital                                           25,161,305         25,128,717
     Retained earnings, substantially restricted                          12,597,706         12,166,794
     Unearned employee stock ownership plan shares                        (1,163,800)        (1,163,800)
     Unearned recognition and retention plan shares                         (388,764)          (433,672)
     Net unrealized appreciation on securities available
       for sale                                                               19,322             44,105
     Treasury stock, 747,549 and 728,409 common shares, at
       cost, at March 31, 1999 and December 31, 1998                     (11,080,147)       (10,761,513)
                                                                       -------------      -------------
         Total shareholders' equity                                       25,169,627         25,004,636
              Total liabilities and shareholders' equity               $ 214,362,466      $ 212,424,592
                                                                       =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        Three months ended March 31, 1999
                                                          Three months ended
                                                                March 31,
                                                        1999            1998
                                                     ----------      ----------
                                                           (Unaudited)
Interest income
   Loans, including fees                             $3,770,467      $3,660,797
   Taxable securities                                   226,915         243,783
   Non-taxable securities                                 6,487           5,081
   Deposits with banks                                   46,266          63,593
                                                     ----------      ----------
     Total interest income                            4,050,135       3,973,254

Interest expense
   Deposits                                           1,328,343       1,405,483
   Borrowed funds                                       837,869         800,239
                                                     ----------      ----------
     Total interest expense                           2,166,212       2,205,722

Net interest income                                   1,883,923       1,767,532
Provision for loan losses                               100,500          90,000
                                                     ----------      ----------
Net interest income after provision for loan
  losses                                              1,783,423       1,677,532

Noninterest income
   Service charges on deposit accounts                   73,050          65,385
   Loan servicing fees                                   67,843          62,923
   Net realized gain on sale of securities                  -               -
   Other                                                 48,398          41,100
                                                     ----------      ----------
     Total noninterest income                        $  189,291      $  169,408

Noninterest expense
   Salaries and employee benefits                       523,479         453,909
   Occupancy                                             99,190          89,224
   Data processing                                      126,566          97,362
   Insurance expense                                     19,714          15,107
   Professional fees                                     38,874          51,766
   Correspondent bank charges                            52,528          33,820
   Other expense                                        171,052         206,037
                                                     ----------      ----------
     Total noninterest expense                       $1,031,403      $  947,225
Income before income taxes                              941,311         899,715
   Income tax expense                                   360,287         356,171
                                                     ----------      ----------

Net income                                           $  581,024      $  543,544
                                                     ==========      ==========

Basic earnings per common share (restated)           $     0.39      $     0.32
Diluted earnings per common share (restated)         $     0.37      $     0.31
Return on average assets                                   1.10%           1.09%
Return on average equity                                   9.18%           7.96%
Equity to assets                                          11.97%          13.68%

                 See accompanying notes to financial statements

                                                   NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                                  Three months ended March 31, 1999

                                                             (Unaudited)
                                                                                                                            Net
                                                                                     Unearned          Unearned         Unrealized
                                                                                     Employee       Recognition        Appreciation
                                                          Additional                   Stock             And           on Securities
                                                Common     Paid-in      Retained     Ownership        Retention          Available-
                                                Stock      Capital      Earnings    Plan Shares      Plan Shares          For-Sale
                                                -----      -------      --------    -----------      -----------          --------
Balance, January 1, 1999                        24,005    25,128,717   12,166,794   (1,163,800)        (433,672)           44,105

Net Income March 31, 1999                                                 581,024

Other Comprehensive income:
   Unrealized gains on securities                                                                                         (42,998)
   Total tax effect                                                                                                        18,215
                                                                                                                  ----------------
     Total other comprehensive income                                                                                     (24,783)


Comprehensive income

Dividends Paid $.09 per share year to date                               (150,112)

Purchase of 20,700 shares of Treasury Stock

Sale of 700 shares of Treasury Stock                          (1,035)

Shares committed to be released under  ESOP                   31,640

Purchase of 500 shares for RRP                                 1,983                                     (8,063)

Amortization of RRP Contributions                                                                         52,971

                                                ======    ==========   ==========   ==========         ========            ======
Balance at March 31, 1999                       24,005    25,161,305   12,597,706   (1,163,800)        (388,764)           19,322
                                                ======    ==========   ==========   ==========         ========            ======

                                                                        Total
                                                Treasury           Shareholders'
                                                  Stock                Equity
                                               -----------          ----------
Balance, January 1, 1999                       (10,761,513)         25,004,636

Net Income March 31, 1999                                              581,024

Other Comprehensive income:
   Unrealized gains on securities
   Total tax effect

     Total other comprehensive income                                  (24,783)
                                                                    ----------

Comprehensive income                                                   556,241

Dividends Paid $.09 per share year to date                            (150,112)

Purchase of 20,700 shares of Treasury Stock       (333,225)           (333,225)

Sale of 700 shares of Treasury Stock                 8,511               7,476

Shares committed to be released under  ESOP                             31,640

Purchase of 500 shares for RRP                       6,080                  -

Amortization of RRP Contributions                                       52,971
                                               ===========         ===========
Balance at March 31, 1999                      (11,080,147)         25,169,627
                                               ===========         ===========

                 See accompanying notes to financial statements.

                                 NORTHEAST INDIANA BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three months ended March 31, 1999 and 1998
                                           (Continued)

                                                                         Three months ended
                                                                              March 31,
                                                                      1999              1998
                                                                  ------------      ------------
                                                                             (Unaudited)
Cash flows from operating activities
     Net income                                                   $    581,024      $    543,545
     Adjustments to reconcile net income
       to net cash from operating activities
         Net (gain) loss on sale of premises and equipment                 -              (8,500)
         Gain on sale of securities                                        -                 -
         Gain on sale of foreclosed real estate                         (1,811)            3,200
         Provision for loan losses                                     100,500            90,000
         Depreciation and amortization                                  55,256            38,745
         Reduction of obligation under ESOP                             31,640            49,642
         Amortization of RRP                                            52,971            41,515
         Net change in:
              Other assets                                             506,155           123,353
              Accrued interest receivable                               70,415            82,650
              Accrued expenses and other liabilities                  (198,191)          211,863
                                                                  ------------      ------------
              Total adjustments                                        616,935           632,468
                                                                  ------------      ------------
                      Net cash from operating activities             1,197,959         1,176,013

Cash flows from investing activities
     Proceeds from maturities and principal payments
       of securities held to maturity                                   35,264           193,265
     Proceeds from maturities and principal payments
       of securities available for sale                              2,356,987         1,872,234
     Proceeds from sale of securities available for sale                   -                 -
     Purchases of securities available for sale                       (689,783)       (1,509,749)
     Proceeds from sale of loans                                           -                 -
     Purchases of loans                                                    -                 -
     Net change in loans                                            (4,824,301)       (1,277,111)
     Expenditures on premises and equipment                           (151,537)          (56,523)
     Proceeds from sale of premises and equipment                          -               8,500
     Proceeds from sale of foreclosed real estate                       92,856            20,000
                                                                  ------------      ------------
         Net cash from investing activities                         (3,180,514)         (749,384)

                                NORTHEAST INDIANA BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three months ended March 31, 1999 and 1998
                                           (Continued)

                                                                         Three months ended
                                                                              March 31,
                                                                      1999              1998
                                                                  ------------      ------------
                                                                             (Unaudited)
Cash flows from financing activities
     Advances from FHLB                                             27,000,000        10,000,000
     Repayment of FHLB advances                                    (24,999,745)      (20,999,745)
     Payments of demand notes                                         (390,000)         (225,000)
     Net change in other borrowed funds                                513,412           182,621
     Dividends paid                                                   (150,112)         (145,463)
     Purchase of stock                                                (333,225)       (1,227,048)
     Sale of treasury stock                                              7,476           169,398
     Net change in deposits                                           (165,262)       12,303,549
                                                                  ------------      ------------
         Net cash from financing activities                          1,482,544            58,312
                                                                  ------------      ------------

Net change in cash and cash equivalents                               (500,011)          484,941

Cash and cash equivalents at beginning of year                       6,295,637         4,819,686
                                                                  ------------      ------------

Cash and cash equivalents at end of year                          $  5,795,626      $  5,304,627
                                                                  ============      ============

Cash paid for:
     Interest                                                     $    742,138      $  2,255,858
     Income taxes                                                       50,000            20,000

Non-cash transactions:
     Investment in obligation relative to limited partnership     $         -      $           -
     Transfer from loans to other real estate                           32,829            42,700

                See accompanying notes to financial statements.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 1999 and 1998



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 1999 and 1998 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year.

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

NOTE 2 - CONVERSION

First Federal completed a conversion from a mutual to a stock savings bank on June 27, 1995. Simultaneous with the conversion was the formation of the Company, incorporated in the state of Delaware. The initial issuance of shares of common stock in the Company on June 27, 1995 was 2,182,125 shares at $10 per share (restated as of November 23, 1998; 2,400,466 shares at $9.09 per share), resulting in net proceeds of $21,210,857, and was accomplished through an offering to the Bank's eligible account holders of record and the tax qualified employee stock ownership plan. Costs associated with the conversion and stock offering amounted to $610,393, and were accounted for as a reduction of the proceeds from the issuance of common stock of the Company. The Company purchased all common shares issued by the Bank. This transaction was accounted for at historical cost in a manner similar to the pooling of interests method.

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

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 1999 and 1998


NOTE 2 - CONVERSION (Continued)

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

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 192,027 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1999, 63,719 shares have been distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE
Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1998, and all earnings per shares previously reported are restated to follow the new standard. The following table has been restated to reflect the 10% stock dividend announced on October 27, 1998 and payable on November 23, 1998 to shareholders of record on November 6, 1998.

                                                               Three months ended
                                                                    March 31,
                                                               1999           1998
                                                           ----------     ----------
Earnings Per Share
  Net Income available to common shareholders              $  581,024     $  543,543
  Weighted average common shares outstanding                1,500,042      1,681,240
     Basic Earnings Per Share                              $     0.38     $     0.32

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders             $  581,024     $  543,543
   Weighted average common shares outstanding               1,500,042      1,681,240
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                     59,014         81,635
   Weighted average and dilutive common shares
      Outstanding                                           1,559,056      1,762,875
       Diluted earnings per share                          $     0.37     $     0.31

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 1999 and 1998


NOTE 5 - COMMON STOCK DIVIDENDS

On April 22, 1999 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.09 per share. The dividend will be paid on May 21, 1999 to shareholders of record on May 7, 1999. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $148,000.

Common share amounts, market values and price per share disclosures related to stock repurchase programs, stock based compensation plans and earnings and dividends per share disclosures have been restated for the 10% stock dividend declared on October 23, 1998. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in-capital. Fractional shares will be rounded up to the next whole share.


NOTE 6 - STOCK REPURCHASE PLAN

On July 7, 1998 the Company announced a new stock repurchase program to repurchase 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 180,688 shares. As of April 29, 1999, 165,200 shares have been repurchased under this program since its announcement.

There were also 700 shares repurchased from exercised options year to date through April 29, 1999.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to FIRREA, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1999, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of March 31, 1999, the Bank substantially exceeded all current regulatory capital standards.

                                        Regulatory
                                     Capital Requirement                       Actual Capital
                               -----------------------------           ------------------------------
                                 Amount              Percent            Amount               Percent
                                                       (Dollars in thousands)
Risk-based capital             $  11,462               8.0  %          $  23,395              16.33  %
Core capital                   $   8,581               4.0  %          $  21,940              10.23  %
Tangible capital               $   4,291               2.0  %          $  21,940              10.23  %

                          NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three months ended March 31, 1999 and 1998


NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at March 31, 1999, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST/FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department which began operations in the fourth quarter. At the end of March 31, 1999 , $6.5 million was held under asset management. In February 1999, the Company announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of the Bank. Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


FINANCIAL CONDITION

The Company's total assets increased $1.9 million or 0.91% from $212.4 million at December 31, 1998 to $214.4 million at March 31, 1999. This increase was due primarily to funds generated from increased borrowings of $2.1 million net of decreased deposits of $200,000. In addition to asset growth through the first three months of 1999 the company purchased 1.5% of the outstanding shares to fund Treasury Stock which reduced our capital $323,000.

Net loans receivable increased $4.7 million or 2.53% from $185.9 million at December 31, 1998 to $190.6 million at March 31, 1999. The increase in loans during the first three months of 1999 was predominantly in mortgage loan products which accounted for $2.3 million of the increase along with a $591,000 increase in consumer lending and $1.8 increase in commercial lending. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $104,000 through the three months ended March 31, 1999. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1.6 million include $103,000 of specific reserves for loans or partial loans classified as substandard in the amount of $1.8 million.

INVESTMENTS

Securities available-for-sale decreased $1.7 million from $13.7 million at December 31, 1998 to $12.0 million at March 31, 1999. Investments of $700,000 were purchased to replenish a portion of the $2.4 million of portfolio balances being reduced by calls, payments and maturities.

RESULTS OF OPERATIONS

The Company had net income of $581,000 or $0.39 per basic share for the three months ended March 31, 1999 compared to $544,000 or $0.32 per basic share for the three months ended March 31, 1998. Note that all per share earnings have been restated to reflect the 10% stock dividend to be paid on November 23, 1998.

Net interest income increased to $1.9 million for the three months ended March 31, 1999 compared to $1.8 million for the three months ended March 31, 1998. Interest income increased $77,000 to $4.1 million for March 31, 1999 compared to $4.0 million for March 31, 1998. For the first quarter interest expense decreased $40,000 to $2.2 million for the quarter ended March 31, 1999 compared to $2.2 million March 31, 1998.

Provisions for loan losses increased by $10,500 for the three months ended March 31, 1999 compared to the same period ended March 31, 1998.

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

RESULTS OF OPERATIONS (Continued)

Non-interest income increased to $189,000 for the three months ended March 31,1999 compared to $169,000 for the comparable period in 1998. This represents an increase of $20,000 for the three months ended March 31, 1999.

Non-interest expense increased to $1.0 million for the three months ended March 31, 1999 compared to $947,000 for the corresponding period in 1998. This represents an increase of $84,000 for the three months ended March 31, 1999. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 1999 and additional employees added during late 1998 and early 1999 to support customer service as we grow.

Data processing expense has increased $29,000 for the three months ended March 31, 1999 due to software upgrades and increased processing volume.

Income tax expense is up for the three months ended March 31, 1999 due to higher taxable income compared to 1998.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $100,000 for the three months ended March 31, 1999 compared to $90,000 for the same period ended March 31, 1998. Management believes our current allowance for loan loss is adequate to absorb possible losses and is weighted for the mix of loans currently held; therefore we anticipate that the standard expense will be reduced for the second quarter 1999.

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(Continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                            March 31    December 31
                                                              1999         1998
                                                            ------        ------
Non-accruing loans                                          $1,146        $1,208
Accruing loans delinquent 90 days and more                     -             -
Troubled debt restructuring                                    -             -
Foreclosed assets                                               52           120
                                                            ------        ------

   Total non-performing assets                               1,198         1,328
                                                            ======        ======
     Total non-performing assets as a percentage
     of total assets                                          0.56%         0.63%
                                                            ======        ======

Total non-performing assets decreased from $1.3 million to $1.2 million or 0.56% of total assets at March 31, 1999 from 0.63% of total assets at December 31, 1998.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At March 31, 1999, the Bank exceeded all regulatory capital standards.

At March 31, 1999, the Bank's risk based capital was $23.4 million or 16.33% of risk adjusted assets which exceeds the $11.5 million and the 8.0% OTS requirement by $11.9 million and 8.33%. The Bank's core capital at March 31, 1999 is $21.9 million or 10.23% which exceeds the OTS requirement of $8.6 million and 4.00% by $13.3 million and 6.23%. The tangible capital requirement is $4.3 million and 2.00% which the Bank exceeded by $17.6 million and 8.23% which is reflected by March 31, 1999 tangible capital balance of $21.9 million and a 10.23% ratio of tangible capital to assets.

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

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1999, First Federal's liquidity ratio was 7.94%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of March 31, 1999, First Federal had commitments to originate loans and to fund open lines of credit totaling $23.2 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


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

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


IMPACT OF THE YEAR 2000

The Company relies heavily on computer technology to provide its products and services and is well aware of all the issues involved with the Year 2000 including how operations could be impacted if a potential problem would arise. An overall plan developed by the Year 2000 Committee was approved by the Board of Directors and put into effect in 1998. This plan is a step by step process of assessment, remediations and testing of hardware, software, embedded systems as well as a customer awareness program, contingency and business continuity planning and budgeting.

A test was performed on all computer systems to make sure they were able to recognize year 2000 dates and hold these dates when powered off and on. Any new computer equipment purchased will go through the same testing process. All embedded systems have been assessed and will continue to be functional in the year 2000.

The Company has no software that is internally developed. The various types of software utilized by the Company are purchased through third party vendors and our service bureau. Our service bureau has kept up informed of the Year 2000 status of the software products. Testing of all mission critical data file interfaces began in the fourth quarter of 1998 and was completed in early second quarter 1999. Testing of all other systems and procedures will continue through June 30, 1999

Throughout the remainder of 1999, the Company will be focusing on Customer Awareness, continuing to monitor the Y2K status of our various vendors and completing our Business Continuity Plan. The Business Continuity Plan sets forth certain procedures to be followed should problems be discovered resulting from issues beyond our control. This plan will be finalized and presented to the Board of Directors by June 30, 1999.

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information



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

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 21, 1999. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

              (1) The election of the following directors for a three year term:

                                                             Votes
                                                             -----
                                                     For              Withheld
                                                  ---------           --------
                  J. David Carnes                 1,183,251            32,674

              (2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 1999:
                                                        Votes
                                                        -----

                                      For              Against       Withheld
                                   ---------           -------       --------
                                   1,212,514             990            2,421


ITEM 5 - OTHER INFORMATION
         None

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
              None

         (b) Reports on Form 8-K

              (1) January 27, 1999 Announcing Cash Dividends and Fourth Quarter Earnings
              (2) February 8, 1999 Announcing establishment of Northeast Indiana Financial, Inc.
              (3) April 13, 1999 Announcing First Quarter Earnings
              (4) April 22, 1999 Announcing Cash Dividends and Annual Meeting Results

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORTHEAST INDIANA BANCORP, INC.


              Date:  May 14, 1999    By: /S/ STEPHEN E. ZAHN
                                         -------------------

                                         Stephen E. Zahn
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)


              Date:  May 14, 1999    By: /S/ DARRELL E. BLOCKER
                                         ----------------------
                                         Darrell E. Blocker
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)