Form 10QSB
period 1999-06-30
NORTHEAST INDIANA BANCORP INC
filed 1999-08-13
CIK 942898

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                              OUTSTANDING AT AUGUST 9, 1999
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                       1,637,847


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                                              NORTHEAST INDIANA BANCORP, INC.

                                                           INDEX


        PART 1.         FINANCIAL INFORMATION (UNAUDITED)

        Item 1.         Consolidated Condensed Financial Statements

                        Consolidated Condensed Balance Sheets
                        June 30, 1999 and December 31, 1998

                        Consolidated Condensed Statements of Income for the
                         three and six months ended June 30, 1999 and 1998

                        Consolidated Statement of Change in Shareholders' Equity for the six months ended June 30, 1999

                        Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

                        Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



        PART II.        OTHER INFORMATION

                        Signature page

                                   NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 1999 And December 31, 1998


                                                                        June 30,         December 31,
                                                                          1999               1998
                                                                    -------------      -------------
                                                                                (Unaudited)
ASSETS
Interest earning cash and cash equivalents                          $   2,105,782      $   4,079,792
Noninterest earning cash and cash equivalents                           1,984,465          2,215,845
                                                                    -------------      -------------
     Total Cash and cash equivalents                                    4,090,247          6,295,637
Interest-earning deposits in financial institutions                       100,000            100,000
Securities available for sale                                          34,064,051         13,658,691
Securities held to maturity (fair value:
June 30, 1999- $492,912;December 31, 1998 - $528,424)                     492,912            528,424
Loans receivable, net of allowance for loan losses June 30,
1999 $1,563,592 and December 31, 1998 $1,454,000                      195,073,888        185,906,309
Other real estate owned                                                    89,361            110,712
Accrued interest receivable                                               708,437            487,393
Premises and equipment                                                  2,324,732          2,265,347
Investments in limited liability partnerships                           1,366,064          1,400,000
Other assets                                                            1,224,559          1,672,079
                                                                    -------------      -------------
     Total assets                                                   $ 239,534,251      $ 212,424,592
                                                                    =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                     $   3,349,624      $   3,058,581
Savings                                                                 9,962,159          9,811,696
NOW and MMDDA                                                          33,620,028         31,354,647
Other time deposits                                                    76,768,303         79,110,658
                                                                    -------------      -------------
     Total deposits                                                   123,700,114        123,335,582
Borrowed funds                                                         89,842,693         63,080,275
Accrued expenses and other liabilities                                    498,273          1,004,099
                                                                    -------------      -------------
     Total liabilities                                              $ 214,041,080      $ 187,419,956

                                   NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 June 30, 1999 And December 31, 1998
                                            (continued)


                                                                        June 30,         December 31,
                                                                          1999               1998
                                                                    -------------      -------------
                                                                                (Unaudited)
Shareholders' equity
     Preferred Stock 500,000 shares authorized; 0 shares issued               -                  -
     Common stock, $.01 par value: 4,000,000 shares
      authorized; 2,400,466 shares issued at
           June 30, 1999 and December 31,1998                              24,005             24,005
     Additional paid in capital                                        25,174,668         25,128,717
     Retained earnings, substantially restricted                       13,139,435         12,166,794
     Unearned employee stock ownership plan shares                     (1,091,063)        (1,163,800)
     Unearned recognition and retention plan shares                      (335,793)          (433,672)
     Net unrealized appreciation on securities available
       for sale                                                          (149,821)            44,105
     Treasury stock, 762,619 and 728,049 common shares, at
       cost, at June 30, 1999 and December 31, 1998                   (11,268,260)       (10,761,513)
                                                                    -------------      -------------
         Total shareholders' equity                                    25,493,171         25,004,636
                                                                    -------------      -------------
              Total liabilities and shareholders' equity            $ 239,534,251      $ 212,424,592
                                                                    =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                          NORTHEAST INDIANA BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     Three and six months ended June 30, 1999


                                                   Three months ended              Six months ended
                                                        June 30,                         June 30,
                                                  1999            1998            1999             1998
                                               ----------      ----------      ----------      ----------
                                                                      (Unaudited)
Interest income
   Loans, including fees                       $3,879,112      $3,689,531      $7,649,579      $7,350,328
   Taxable securities                             348,835         273,183         575,750         516,966
   Non-taxable securities                           6,363           5,073          12,850          10,154
   Deposits with banks                             46,841          50,836          93,107         114,429
                                               ----------      ----------      ----------      ----------
     Total interest income                      4,281,151       4,018,623       8,331,286       7,991,877

Interest expense
   Deposits                                     1,333,376       1,487,126       2,661,719       2,892,609
   Borrowed funds                                 983,410         771,731       1,821,279       1,571,970
                                               ----------      ----------      ----------      ----------
     Total interest expense                     2,316,786       2,258,857       4,482,998       4,464,579

Net interest income                             1,964,365       1,759,766       3,848,288       3,527,298
Provision for loan losses                          34,500          90,000         135,000         180,000
                                               ----------      ----------      ----------      ----------

Net interest income after provision
  for loan losses                               1,929,865       1,669,766       3,713,288       3,347,298

Noninterest income
   Service charges on deposit accounts             91,029          72,131         164,079         137,516
   Loan servicing fees                             58,173          63,120         126,016         126,043
   Net realized gain on sale of securities            -               -               -               -
   Other                                           58,967          34,880         107,365          75,980
                                               ----------      ----------      ----------      ----------
     Total noninterest income                  $  208,169      $  170,131      $  397,460      $  339,539

                                         NORTHEAST INDIANA BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     Three and six months ended June 30, 1999


                                                   Three months ended              Six months ended
                                                        June 30,                         June 30,
                                                  1999            1998            1999             1998
                                               ----------      ----------      ----------      ----------
                                                                      (Unaudited)
Noninterest expense
   Salaries and employee benefits                 526,082         446,118       1,049,561         900,026
   Occupancy                                       96,472          84,904         195,662         174,128
   Data processing                                135,420         115,407         261,986         212,769
   Insurance expense                               18,152          16,592          37,867          31,699
   Professional fees                               35,563          30,204          74,437          81,970
   Correspondent bank charges                      56,600          66,516         109,128         100,336
   Other expense                                  161,024         126,918         332,075         332,955
                                               ----------      ----------      ----------      ----------
     Total noninterest expense                 $1,029,313      $  886,659       2,060,716       1,833,883
Income before income taxes                      1,108,721         953,238       2,050,032       1,852,954
   Income tax expense                             418,680         366,552         778,967         722,723
                                               ----------      ----------      ----------      ----------

Net income                                     $  690,041      $  586,686      $1,271,065      $1,130,231
                                               ==========      ==========      ==========      ==========

Basic earnings per common share                $     0.46      $     0.36      $     0.85      $     0.68
Diluted earnings per common share              $     0.46      $     0.35      $     0.82      $     0.65
Return on average assets                             1.22%           1.16%           1.16%           1.12%
Return on average equity                            10.88%           8.84%          10.03%           8.39%
Equity to assets                                    11.26%          13.09%          11.60%          13.38%

See accompanying notes to financial statements

                                                   NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                                   Six months ended June 30, 1999

                                                             (Unaudited)

                                                                                             Unearned
                                                                                             Employee             Unearned
                                                             Additional                        Stock             Recognition
                                                    Common     Paid-in        Retained       Ownership          And Retention
                                                    Stock      Capital        Earnings      Plan Shares         Plan Shares
                                                    -----      -------        --------      -----------         -----------

Balance, December  31, 1998                        24,005     25,128,717      12,166,794    (1,163,800)        (433,672)

Net Income June 30, 1999                                                       1,271,065

Other Comprehensive income:
   Unrealized gains on securities
   Total tax effect

     Total other comprehensive income


Comprehensive income

Dividends Paid $.18 per share year to date                                     (298,424)

Purchase of 37,200 shares of Treasury Stock

Sale of 2,130 shares of Treasury Stock                           (3,151)

Shares committed to be released under  ESOP                       47,119                         72,737

Purchase of 500 shares for RRP                                     1,983                                         (8,063)

Amortization of RRP Contributions                                                                                105,942
                                                   ------     ----------      ----------    ----------          --------
Balance at June 30, 1999                           24,005     25,174,668      13,139,435    (1,091,063)         (335,793)
                                                   ======     ==========      ==========    ==========          ========

                                  NORTHEAST INDIANA BANCORP, INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  Six months ended June 30, 1999

                                            (Unaudited)
                                            (continued)



                                                       Net
                                                    Unrealized
                                                   Appreciation
                                                  on Securities                          Total
                                                   Available-        Treasury       Shareholders'
                                                     For-Sale          Stock             Equity
                                                     --------          -----             ------

Balance, December  31, 1998                           44,105      (10,761,513)        25,004,636

Net Income June 30, 1999                                                               1,271,065

Other Comprehensive income:
   Unrealized gains on securities                   (323,037)
   Total tax effect                                  129,111
                                                   ---------
     Total other comprehensive income              (193,926)                           (193,926)
                                                                                      ---------

Comprehensive income                                                                   1,077,139

Dividends Paid $.18 per share year to date                                             (298,424)

Purchase of 37,200 shares of Treasury Stock                          (538,725)         (538,725)

Sale of 2,130 shares of Treasury Stock                                  25,898            22,747

Shares committed to be released under  ESOP                                              119,856

Purchase of 500 shares for RRP                                           6,080                 -

Amortization of RRP Contributions                                                        105,942
                                                    --------       -----------         ----------
Balance at June 30, 1999                            (149,821)      (11,268,260)        25,493,171
                                                    ========       ===========         ==========

See accompanying notes to financial statements

                                 NORTHEAST INDIANA BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Six months ended June 30, 1999 and 1998

                                                                            Six months ended
                                                                                June 30,
                                                                        1999             1998
                                                                        ----             ----
                                                                           (Unaudited)
Cash flows from operating activities
     Net income                                                   $  1,271,065      $  1,130,231
     Adjustments to reconcile net income
       to net cash from operating activities
         Net (gain) loss on sale of premises and equipment                 -              (8,500)
         Gain on sale of securities                                        -                 -
         Gain on sale of foreclosed real estate                         (1,811)            2,200
         Provision for loan losses                                     135,000           180,000
         Depreciation and amortization                                 109,989            80,428
         Reduction of obligation under ESOP                            119,856           163,657
         Amortization of RRP                                           105,942           104,342
         Net change in:
              Other assets                                             515,519           209,457
              Accrued interest receivable                             (221,044)           42,419
              Accrued expenses and other liabilities                  (407,599)         (394,640)
                                                                  ------------      ------------
              Total adjustments                                        355,852           379,363
                                                                  ------------      ------------
                      Net cash from operating activities             1,626,917         1,509,594

Cash flows from investing activities
     Proceeds from maturities and principal payments
       of securities held to maturity                                   35,512           193,625
     Proceeds from maturities and principal payments
       of securities available for sale                              3,832,663         2,326,788
     Proceeds from sale of securities available for sale                   -                 -
     Purchases of securities available for sale                    (24,532,035)       (3,082,207)
     Proceeds from sale of loans                                           -                 -
     Purchases of loans                                                    -                 -
     Net change in loans                                            (9,409,839)       (3,623,394)
     Expenditures on premises and equipment                           (164,463)         (168,204)
     Proceeds from sale of premises and equipment                          -               8,500
     Proceeds from sale of foreclosed real estate                       93,306            40,500
                                                                  ------------      ------------
         Net cash from investing activities                        (30,144,856)       (4,304,392)

                                 NORTHEAST INDIANA BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Six months ended June 30, 1999 and 1998
                                           (continued)

                                                                            Six months ended
                                                                                June 30,
                                                                        1999             1998
                                                                        ----             ----
                                                                           (Unaudited)
Cash flows from financing activities
     Advances from FHLB                                             58,500,000        26,000,000
     Repayment of FHLB advances                                    (35,099,487)      (35,399,487)
     Payments of demand notes                                         (576,250)         (225,000)
     Net change in other borrowed funds                              3,938,156           220,919
     Dividends paid                                                   (298,424)         (287,706)
     Purchase of stock                                                (538,725)       (2,106,860)
     Sale of treasury stock                                             22,747           172,724
     Net change in deposits                                            364,532        14,490,703
                                                                  ------------      ------------
         Net cash from financing activities                         26,312,549         2,865,293
                                                                  ------------      ------------

Net change in cash and cash equivalents                             (2,205,390)           70,495

Cash and cash equivalents at beginning of year                       6,295,637         4,819,686
                                                                  ------------      ------------

Cash and cash equivalents at end of year                          $  4,090,247      $  4,890,181
                                                                  ============      ============

Cash paid for:
     Interest                                                     $  4,434,680      $  4,496,845
     Income taxes                                                      693,000           837,000

Non-cash transactions:
     Investment in obligation relative to limited partnership     $          -      $          -
     Transfer from loans to other real estate                           70,144            42,700

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 1999 and 1998 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year.

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

--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1999 and 1998

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

                                                                Three months ended           Six months ended
                                                                    June 30,                      June 30,
                                                                    --------                      --------
                                                               1999          1998           1999            1998
                                                           ----------     ----------     ----------     ----------
Earnings Per Share
  Net Income available to common shareholders              $  690,041     $  586,686     $1,271,065     $1,130,231
  Weighted average common shares outstanding                1,485,476      1,640,384      1,492,741      1,660,700
     Basic Earnings Per Share                              $     0.46     $     0.36     $     0.85     $     0.68

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders             $  690,041     $  586,686     $1,271,065     $1,130,231
   Weighted average common shares outstanding               1,485,476      1,640,384      1,492,741      1,660,700
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                     18,597         40,901         53,635         83,630
   Weighted average and dilutive common shares
      Outstanding                                           1,504,073      1,681,285      1,546,376      1,744,330
       Diluted earnings per share                          $     0.46     $     0.35     $     0.82     $     0.65

--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1999 and 1998


NOTE 5 - COMMON STOCK DIVIDENDS

On July 28, 1999 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.09 per share. The dividend will be paid on August 27, 1999 to shareholders of record on August 13, 1999. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $148,000.

Common share amounts, market values and price per share disclosures related to stock repurchase programs, stock based compensation plans and earnings and dividends per share disclosures have been restated for the 10% stock dividend declared on October 23, 1998. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in-capital. Fractional shares were rounded up to the next whole share.


NOTE 6 - STOCK REPURCHASE PLAN

On June 29, 1999 the Company announced a new stock repurchase program to repurchase up to 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 163,785 shares.

There were also 700 shares repurchased from exercised options year to date through August 09, 1999.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1999, the capital requirements for the Bank under federal regulatory agencies and the Bank's actual capital ratios. As of June 30, 1999, the Bank substantially exceeded all current regulatory capital standards.

                                         Regulatory
                                     Capital Requirement                        Actual Capital
                                 ---------------------------          -------------------------------
                                 Amount              Percent               Amount            Percent
                                 ------              -------               ------            -------
                                                         (Dollars in thousands)

Risk-based capital             $   12,091               8.0  %       $    24,103              15.95  %
Core capital                   $    9,597               4.0  %       $    22,640               9.44  %
Tangible capital               $    4,798               2.0  %       $    22,640               9.44  %

--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and six months ended June 30, 1999 and 1998

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS


GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at June 30, 1999, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST/FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department which began operations in the fourth quarter. At the end of June 30, 1999, approximately $8.8 million in Trust Assets were held under management. In February 1999, the Company announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of the Bank. Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS


FINANCIAL CONDITION

The Company's total assets increased $27.1 million or 12.78% from $212.4 million at December 31, 1998 to $239.5 million at June 30, 1999. This increase was due primarily to funds generated from increased borrowings of $26.8 million and increased deposits of $364,000. In addition to asset growth through the first six months of 1999 the company purchased 2.18% of the outstanding shares to fund Treasury Stock which reduced our capital $556,000.

Net loans receivable increased $8.6 million or 4.65% from $185.9 million at December 31, 1998 to $195.1 million at June 30, 1999. The increase in loans during the first six months of 1999 was predominantly in mortgage loan products which accounted for $5.2 million of the increase along with a $3.1 million increase in consumer lending and $842,000 increase in commercial lending. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $110,000 through the six months ended June 30, 1999. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1.6 million include $101,000 of specific reserves for loans or partial loans classified as substandard in the amount of $2.6 million.

INVESTMENTS

Securities available-for-sale increased $20.4 million from $13.7 million at December 31, 1998 to $34.1 million at June 30, 1999. The securities were purchased to provide collateral for growth in our securities sold under repurchase agreements.

RESULTS OF OPERATIONS

The Company had net income of $690,000 or $0.46 per basic share and $1.3 million or $0.85 per basic share for the three and six months ended June 30, 1999 compared to $587,000 or $0.36 per basic share and $1.1 million or $0.68 per basic share for the three and six months ended June 30, 1998. Note that all per share earnings have been restated to reflect the 10% stock dividend to be paid on November 23, 1998.

Net interest income increased to $2.0 million for the three months ended June 30, 1999 compared to $1.8 million for the three months ended June 30, 1998. Net interest income increased to $3.8 million or 9.10% for the six months ended June 30, 1999 compared to $3.5 million for the same period 1998. Interest income increased $263,000 to $4.3 million for June 30, 1999 compared to $4.0 million for June 30, 1998. Interest income for the six months ended June 30, 1999 was $8.3 million compared to $8.0 million for the six months ended June 30, 1998, an increase of $339,000 or 4.24%. For the second quarter interest expense increased $58,000 to $2.3 million for the quarter ended June 30, 1999 compared to $2.3 million June 30, 1998. Interest expense for the six months ended June 30, 1999 and June 30, 1998 was approximately $4.5 million each period.

Provisions for loan losses decreased by $55,000 for the three months ended June 30, 1999 compared to the same period ended June 30, 1998.

--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                        NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS


RESULTS OF OPERATIONS (Continued)

Non-interest income increased to $208,000 for the three months ended June 30,1999 compared to $170,000 for the comparable period in 1998. This represents an increase of $38,000 for the quarter over the same period last year.
Non-interest income increased to $397,000 compared to $340,000 for the six months ended June 30, 1999 and 1998 respectively. This increase of $47,000 is the result of deposit account service fees and non-interest income for the Trust department and the Financial Services subsidiary. These two new product lines opened in the fourth quarter 1998 and the first quarter 1999.

Non-interest expense increased to $1.0 million and $2.1 million for the three and six months ended June 30, 1999 compared to $887,000 and $1.8 million for the corresponding period in 1998. This represents an increase of $142,000 and $247,000 for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 1999 and additional employees added during late 1998 and year to date 1999 to support customer service as we grow, including staff for the new product lines we have added. Occupancy costs also increased mainly due to the addition added to provide for our Trust and Financial Services. Occupancy expense increased to $96,000 and $196,000 for the three and six months ended June 30, 1999 compared to $85,000 and $174,000 for the same periods ended June 30, 1998.

Data processing expense has increased to $135,000 and $262,000 for the three and six months ended June 30, 1999 due to software upgrades and increased processing volume compared to $115,000 and $213,000 for the same periods ended June 30, 1998.

Income tax expense is up for the three and six months ended June 30, 1999 due to higher taxable income compared to the same periods 1998.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $35,000 and $135,000 for the three and six months ended June 30, 1999 compared to $90,000 and $180,000 for the same periods ended June 30, 1998. Management believes our current allowance for loan loss is adequate to absorb possible losses and is weighted for the mix of loans currently held; therefore we anticipate that the standard expense will be maintained for the third quarter 1999.

--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                        NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(Continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                            June 30    December 31
                                                              1999        1998
                                                             ------      ------
Non-accruing loans                                           $1,127      $1,208
Accruing loans delinquent 90 days and more                      -           -
Troubled debt restructuring                                     -           -
Foreclosed assets                                               109         120
                                                             ------      ------

   Total non-performing assets                                1,236       1,328
                                                             ======      ======

   Total non-performing assets as a percentage
      of total assets                                          0.52%       0.63%
                                                             ======      ======

Total non-performing assets decreased from $1.3 million to $1.2 million or 0.52% of total assets at June 30, 1999 from 0.63% of total assets at December 31, 1998.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At June 30, 1999, the Bank exceeded all regulatory capital standards.

At June 30, 1999, the Bank's risk based capital was $24.1 million or 15.95% of risk adjusted assets which exceeds the $12.1 million and the 8.0% OTS requirement by $12.0 million and 7.95%. The Bank's core capital at June 30, 1999 is $22.6 million or 9.44% which exceeds the OTS requirement of $9.6 million and 4.00% by $13.0 million and 5.44%. The tangible capital requirement is $4.8 million and 2.00% which the Bank exceeded by $17.8 million and 7.44% which is reflected by June 30, 1999 tangible capital balance of $22.6 million and a 9.44% ratio of tangible capital to assets.
--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

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

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 1999, First Federal's liquidity ratio was 12.45%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 1999, First Federal had commitments to originate loans and to fund open lines of credit totaling $24.9 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.


FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.
--------------------------------------------------------------------------------
                                   (Continued)
--------------------------------------------------------------------------------

                        NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS

FORWARD-LOOKING STATEMENTS  (Continued)

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

The Company has no software that is internally developed. The various types of software utilized by the Company are purchased through third party vendors and our service bureau. Our service bureau has kept us informed of the Year 2000 status of their software products. Testing of all mission critical data file interfaces began in the fourth quarter of 1998 and was completed in early second quarter 1999. Testing of all other systems was completed in second quarter 1999.

Throughout the remainder of 1999, the Company will be focusing on Customer Awareness and continuing to monitor the Y2K status of our various vendors. A Business Continuity Plan has been presented to the Board of Directors and approved.

This plan sets forth certain procedures to be followed should problems be discovered resulting from issues beyond our control.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 21, 1999. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

              (1) The election of the following directors for a three year term:

                                                        Votes
                                                        -----
                                               For                Withheld
                                               ---                --------

                  J. David Carnes           1,183,251              32,674

              (2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 1999:
                                                                Votes
                                                                -----
                                       For              Against        Withheld
                                       ---              -------        --------

                                   1,212,514              990            2,421

ITEM 5 - OTHER INFORMATION
         None

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
              None

         (b) Reports on Form 8-K

               (1) April 13, 1999 Announcing First Quarter Earnings
               (2) April 22, 1999  Announcing  Cash Dividends and Annual Meeting
                   Results
               (3) June 29, 1999 Announcing Stock Repurchase Program
               (4) July 16, 1999 Announcing Second Quarter Earnings
               (5) July 28, 1999 Announcing Cash Dividends

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NORTHEAST INDIANA BANCORP, INC.


              Date:  August 12, 1999     By:  /S/ STEPHEN E. ZAHN
                                              -------------------
                                              Stephen E. Zahn
                                              President and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)


              Date:  August 12, 1999     By:  /S/ DARRELL E. BLOCKER
                                              ----------------------
                                              Darrell E. Blocker
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)