Form 10QSB
period 1999-09-30
NORTHEAST INDIANA BANCORP INC
filed 1999-11-12
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

CLASS                                           OUTSTANDING AT NOVEMBER 9, 1999
-------------------------------------------------------------------------------
Common Stock, par value $.01 per share              approximately 1,774,137


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

              NORTHEAST INDIANA BANCORP, INC.

                           INDEX

  PART 1.    FINANCIAL INFORMATION (UNAUDITED)                         PAGE NO.

  Item 1.    Consolidated Condensed Financial Statements

             Consolidated Condensed Balance Sheets

             September 30, 1999 and December 31, 1998                       1

             Consolidated Condensed Statements of Income for the

              three and nine months ended September 30, 1999 and 1998       2

             Consolidated Statement of Change in Shareholders' Equity

             for the nine months ended September 30, 1999                   3

             Consolidated Statements of Cash Flows for the nine

             months ended September 30, 1999 and 1998                       4

             Notes to Consolidated Condensed Financial Statements           5


  Item 2.    Management's Discussion and Analysis of Financial

             Condition and Results of Operations                            9

  PART II.   OTHER INFORMATION                                             18

             Signature page                                                20

                                   NORTHEAST INDIANA BANCORP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                              September 30, 1999 And December 31, 1998


                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     -------------      -------------
                                                                       (Unaudited)

ASSETS
Interest earning cash and cash equivalents                           $   2,756,013      $   4,079,792
Noninterest earning cash and cash equivalents                            2,574,862          2,215,845
                                                                     -------------      -------------
     Total Cash and cash equivalents                                     5,330,875          6,295,637
Interest-earning deposits in financial institutions                        100,000            100,000
Securities available for sale                                           33,542,763         13,658,691
Securities held to maturity (fair value: September
 30, 1999- $456,755; December 31, 1998 - $528,424)                         456,754            528,424
Loans receivable, net of allowance for loan losses September 30,
1999 $1,561,176 and December 31, 1998 $1,454,000                       199,901,474        185,906,309
Other real estate owned                                                          -            110,712
Accrued interest receivable                                                910,952            487,393
Premises and equipment                                                   2,309,473          2,265,347
Investments in limited liability partnerships                            1,349,096          1,400,000
Other assets                                                             1,259,315          1,672,079
                                                                     -------------      -------------
     Total assets                                                    $ 245,160,702      $ 212,424,592
                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                      $   3,957,623      $   3,058,581
Savings                                                                  9,808,298          9,811,696
NOW and MMDDA                                                           33,474,762         31,354,647
Other time deposits                                                     73,073,108         79,110,658
                                                                     -------------      -------------
     Total deposits                                                    120,313,791        123,335,582
Borrowed funds                                                          98,493,933         63,080,275
Accrued expenses and other liabilities                                     653,135          1,004,099
                                                                     -------------      -------------
     Total liabilities                                               $ 219,460,859      $ 187,419,956

Shareholders' equity
     Preferred Stock 500,000 shares authorized; 0 shares issued                  -                  -
     Common stock, $.01 par value: 4,000,000 shares
      authorized; 2,640,518 and 2,400,466 shares issued at
           September 30, 1999 and December 31,1998                          26,405             24,005
     Additional paid in capital                                         28,693,264         25,128,717
     Retained earnings, substantially restricted                        10,168,345         12,166,794
     Unearned employee stock ownership plan shares                      (1,091,063)        (1,163,800)
     Unearned recognition and retention plan shares                       (282,822)          (433,672)
     Net unrealized appreciation on securities available
       for sale                                                           (282,901)            44,105
     Treasury stock, 855,381 and 728,049 common shares, at
       cost, at September 30, 1999 and December 31, 1998               (11,531,385)       (10,761,513)
                                                                      -------------      -------------
         Total shareholders' equity                                     25,699,843         25,004,636
                                                                     -------------      -------------
              Total liabilities and shareholders' equity             $ 245,160,702      $ 212,424,592
                                                                     =============      =============

                  The accompanyinbg notes are an integral part
                   of these consolidatd financial statements.

                                        NORTHEAST INDIANA BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                Three and nine months ended September 30, 1999


                                                    Three months ended                Nine months ended
                                                      September 30,                     September 30,
                                                   1999            1998             1999             1998
                                               -----------      -----------      -----------      -----------
                                                                        (Unaudited)
Interest income
   Loans, including fees                       $ 3,981,230      $ 3,725,141      $11,630,809      $11,075,468
   Taxable securities                              546,527          262,995        1,122,277          779,961
   Non-taxable securities                            6,227            4,819           19,077           14,973
   Deposits with banks                              36,703           60,041          129,810          174,471
                                               -----------      -----------      -----------      -----------
     Total interest income                       4,570,687        4,052,996       12,901,973       12,044,873

Interest expense
   Deposits                                      1,315,487        1,532,625        3,977,206        4,425,234
   Borrowed funds                                1,253,615          765,646        3,074,894        2,337,616
                                               -----------      -----------      -----------      -----------
     Total interest expense                      2,569,102        2,298,271        7,052,100        6,762,850

Net interest income                              2,001,585        1,754,725        5,849,873        5,282,023
Provision for loan losses                           46,500           90,000          181,500          270,000
                                               -----------      -----------      -----------      -----------

Net interest income after provision
  for loan losses                                1,955,085        1,664,725        5,688,373        5,012,023

Noninterest income
   Service charges on deposit accounts              84,433           76,433          248,512          213,949
   Loan servicing fees                              56,172           57,106          182,188          183,149
   Net realized gain on sale of securities               -                -                -                -
   Other                                            72,995           53,465          180,360          129,445
                                               -----------      -----------      -----------      -----------
     Total noninterest income                  $   213,600      $   187,004      $   611,060      $   526,543

Noninterest expense
   Salaries and employee benefits                  559,510          461,440        1,609,071        1,361,466
   Occupancy                                       103,010           87,699          298,672          261,826
   Data processing                                 135,275          104,972          397,261          317,741
   Insurance expense                                17,862           18,124           55,728           49,823
   Professional fees                                32,162           30,956          106,599          112,926
   Correspondent bank charges                       56,598           52,763          165,726          153,099
   Other expense                                   162,259          147,048          494,335          480,004
                                               -----------      -----------      -----------      -----------
     Total noninterest expense                 $ 1,066,676      $   903,002        3,127,392        2,736,885
Income before income taxes                       1,102,009          948,727        3,152,041        2,801,681
   Income tax expense                              429,815          362,551        1,208,782        1,085,274
                                               -----------      -----------      -----------      -----------

Net income                                     $   672,194      $   586,176      $ 1,943,259      $ 1,716,407
                                               ===========      ===========      ===========      ===========

Basic earnings per common share                $      0.42      $      0.34      $      1.19      $      0.96
Diluted earnings per common share              $      0.41      $      0.34      $      1.15      $      0.91
Return on average assets                              1.11%            1.14%            1.15%            1.13%
Return on average equity                             10.51%            9.11%           10.19%            8.63%
Equity to assets                                     11.58%           12.57%           11.23%           13.10%

                 See accompanying notes to financial statements

                                                  NORTHEAST INDIANA BANCORP, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                               Nine months ended September 30, 1999
                                                            (Unaudited)

                                                                                                    Unearned            Unearned
                                                                                                    Employee          Recognition
                                                                     Additional                       Stock               And
                                                         Common       Paid-in        Retained       Ownership          Retention
                                                         Stock        Capital        Earnings       Plan Shares       Plan Shares
                                                         -----        -------        --------       -----------       -----------
Balance, December  31, 1998                              24,005      25,128,717     12,166,794    (1,163,800)          (433,672)

Net Income September 30, 1999                                                        1,943,259

Other Comprehensive income:

   Unrealized gains on securities
   Total tax effect


     Total other comprehensive income


Comprehensive income

Dividends Paid $.25 per share year to date                                            (445,831)

Purchase of 57,420 shares of Treasury Stock

Sale of 2,343 shares of Treasury Stock                                  (3,151)

Shares committed to be released under  ESOP                              72,238                       72,737

Purchase of 550 shares for RRP                                            1,983                                          (8,063)

Amortization of RRP Contributions                                                                                        158,913
Issuance of 240,052 common shares from
declaration of 10% Stock Dividend                         2,400       3,493,477     (3,495,877)
                                                         ------      ----------     ----------    ----------           --------
Balance at September 30, 1999                            26,405      28,693,264     10,168,345    (1,091,063)          (282,822)
                                                         ======      ==========     ==========    ==========           ========

                                                                 Net
                                                              Unrealized
                                                             Appreciation
                                                             On Securities                          Total
                                                              Available-         Treasury        Shareholders'
                                                              For-Sale            Stock            Equity
                                                              --------            -----            ------
Balance, December  31, 1998                                       44,105     (10,761,513)         25,004,636

Net Income September 30, 1999                                                                      1,943,259

Other Comprehensive income:

   Unrealized gains on securities                              (640,685)
   Total tax effect                                              313,679

                                                               --------
     Total other comprehensive income                          (327,006)                           (327,006)
                                                                                           ------------------

Comprehensive income                                                                               1,749,333

Dividends Paid $.25 per share year to date                                                          (445,831)

Purchase of 57,420 shares of Treasury Stock                                     (801,850)          (801,850)

Sale of 2,343 shares of Treasury Stock                                            25,898             22,747

Shares committed to be released under  ESOP                                                         144,975

Purchase of 550 shares for RRP                                                     6,080                  -

Amortization of RRP Contributions                                                                    158,913
Issuance of 240,052 common shares from
declaration of 10% Stock Dividend                                                                          -
                                                               --------      -----------          ----------
Balance at September 30, 1999                                  (282,901)     (11,531,385)         25,699,843
                                                               ========      ===========          ==========

                 See accompanying notes to financial statements

                                 NORTHEAST INDIANA BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Nine months ended September 30, 1999 and 1998

                                                                       Nine months ended
                                                                          September 30,
                                                                      1999               1998
                                                                  ------------      ------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $  1,943,259      $  1,716,407
     Adjustments to reconcile net income
       to net cash from operating activities
         Net (gain) loss on sale of premises and equipment                 (50)           (8,500)
         Gain on sale of securities                                          -                 -
         Net (gain) loss on sale of foreclosed real estate              10,595           (10,091)
         Provision for loan losses                                     181,500           270,000
         Depreciation and amortization                                 169,949           129,199
         Reduction of obligation under ESOP                            144,975           187,404
         Amortization of RRP                                           158,913           157,258
         Net change in:
              Other assets                                             586,530           249,729
              Accrued interest receivable                             (423,559)           83,321
              Accrued expenses and other liabilities                  (165,486)         (322,328)
                                                                  ------------      ------------
              Total adjustments                                        663,367           735,992
                                                                  ------------      ------------
                      Net cash from operating activities             2,606,626         2,452,399

Cash flows from investing activities
     Proceeds from maturities and principal payments
       of securities held to maturity                                   71,670           228,115
     Proceeds from maturities and principal payments
       of securities available for sale                              4,403,886         5,618,549
     Proceeds from sale of securities available for sale                     -                 -
     Purchases of securities available for sale                    (24,792,089)       (4,091,337)
     Proceeds from sale of loans                                             -                 -
     Purchases of loans                                                      -                 -
     Proceeds from sale of participation loans                          46,051         2,430,541
     Purchase of participation loans                                         -        (1,461,519)
     Net change in loans                                           (14,435,743)       (9,150,763)
     Expenditures on premises and equipment                           (202,407)         (304,819)
     Proceeds from sale of premises and equipment                           50             8,500
     Proceeds from sale of foreclosed real estate                      170,261           177,750
                                                                  ------------      ------------
         Net cash from investing activities                        (34,738,321)       (6,544,983)

Cash flows from financing activities
     Advances from FHLB                                             79,000,000        42,000,000
     Repayment of FHLB advances                                    (47,599,227)      (51,399,227)
     Payments of demand notes                                         (576,250)         (337,500)
     Net change in other borrowed funds                              4,589,135           184,963
     Dividends paid                                                   (445,831)         (425,671)
     Purchase of stock                                                (801,850)       (4,566,147)
     Sale of treasury stock                                             22,747           183,300
     Net change in deposits                                         (3,021,791)       22,428,742
                                                                  ------------      ------------
         Net cash from financing activities                         31,166,933         8,068,460
                                                                  ------------      ------------

Net change in cash and cash equivalents                               (964,762)        3,975,876

Cash and cash equivalents at beginning of year                       6,295,637         4,819,686
                                                                  ------------      ------------

Cash and cash equivalents at end of year                          $  5,330,875      $  8,795,562
                                                                  ============      ============

Cash paid for:
     Interest                                                     $  6,988,115      $  6,806,133
     Income taxes                                                    1,039,800         1,259,000

Non-cash transactions:
     Investment in obligation relative to limited partnership     $          -      $          -
     Transfer from loans to other real estate                           70,144           167,659

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and nine months ended September 30, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 1999 and 1998 includes the results of operations of Northeast Indiana Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.

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

NOTE 2 - CONVERSION

First Federal completed a conversion from a mutual to a stock savings bank on June 27, 1995. Simultaneous with the conversion was the formation of the Company, incorporated in the state of Delaware. The initial issuance of shares of common stock in the Company on June 27, 1995 was 2,182,125 shares at $10 per share (restated as of November 22, 1999; 2,640,518 shares at $8.26 per share), resulting in net proceeds of $21,210,857, and was accomplished through an offering to the Bank's eligible account holders of record and the tax qualified employee stock ownership plan. Costs associated with the conversion and stock offering amounted to $610,393, and were accounted for as a reduction of the proceeds from the issuance of common stock of the Company. The Company purchased all common shares issued by the Bank. This transaction was accounted for at historical cost in a manner similar to the pooling of interests method.

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

                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and nine months ended September 30, 1999 and 1998

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

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion described in Note 2, the ESOP purchased 210,925 shares of common stock of the Company which was financed by the Company and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of January 1, 1999, 70,105 shares have been distributed to the plan participants.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1998, and all earnings per shares previously reported are restated to follow the new standard. The following table has been restated to reflect the 10% stock dividend announced on October 26, 1999 and payable on November 22, 1999 to shareholders of record on November 8, 1999.

                                                                Three months ended           Nine months ended
                                                                ------------------           -----------------
                                                                   September 30,                September 30,
                                                               1999          1998           1999            1998
                                                           ----------     ----------     ----------     ----------
EARNINGS PER SHARE
  Net Income available to common shareholders              $  672,194     $  586,176     $1,943,259     $1,716,407
  Weighted average common shares outstanding                1,619,144      1,717,096      1,634,308      1,789,809
     Basic Earnings Per Share                              $     0.42     $     0.34     $     1.19     $     0.96

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders             $  672,194     $  586,176     $1,943,259     $1,716,407
   Weighted average common shares outstanding               1,619,144      1,717,096      1,634,308      1,789,809
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                     19,414         28,180         60,471         92,224
   Weighted average and dilutive common shares
      Outstanding                                           1,638,558      1,745,276      1,694,779      1,882,033
       Diluted earnings per share                          $     0.41     $     0.34     $     1.15     $     0.91

                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and nine months ended September 30, 1999 and 1998

NOTE 5 - COMMON STOCK DIVIDENDS

On October 26, 1999 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.10 per share. This increase represents an effective increase of 22% after the 10% stock dividend increase. The dividend will be paid on November 22, 1999 to shareholders of record on November 8, 1999. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $178,000.

Common share amounts, market values and price per share disclosures related to stock repurchase programs, stock based compensation plans and earnings and dividends per share disclosures have been restated for the 10% stock dividend declared on October 26, 1999. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in-capital. Fractional shares were rounded up to the next whole share.

NOTE 6 - STOCK REPURCHASE PLAN

On June 29, 1999 the Company announced a new stock repurchase program to repurchase up to 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 180,165 shares.

As of November 9, 1999, 27,500 shares (adjusted for the 10% dividend) have been repurchased. There were also 770 shares repurchased from exercised options year to date through November 09, 1999.

NOTE 7 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1999, the capital requirements for the Bank under federal regulatory agencies and the Bank's actual capital ratios. As of September 30, 1999, the Bank substantially exceeded all current regulatory capital standards.

                                 Regulatory
                              Capital Requirement           Actual Capital
                           ----------------------     --------------------------
                           Amount         Percent     Amount             Percent
                           ------         -------     ------             -------
                                         (Dollars in thousands)
Risk-based capital       $ 12,464         8.0 %         $ 24,695       15.85 %
Core capital             $  9,833         4.0 %         $ 23,242        9.46 %
Tangible capital         $  4,916         2.0 %         $ 23,242        9.46 %

                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and nine months ended September 30, 1999 and 1998

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, the Company did not engage in any material operations and at September 30, 1999, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST/FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department which began operations in the fourth quarter 1998. At the end of September 30, 1999, approximately $8.6 million in Trust Assets were held under management. In February 1999, the Company announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of the Bank. Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS


FINANCIAL CONDITION

The Company's total assets increased $32.8 million or 15.44% from $212.4 million at December 31, 1998 to $245.2 million at September 30, 1999. This increase was due primarily to funds generated from increased borrowings of $35.4 million offset by decreased deposits of $3.0 million. In addition to asset growth through the first nine months of 1999 the company purchased 3.13% of the outstanding shares to fund Treasury Stock which reduced our capital $802,000.

Net loans receivable increased $14.0 million or 7.53% from $185.9 million at December 31, 1998 to $199.9 million at September 30, 1999. The increase in loans during the first nine months of 1999 was predominantly in mortgage loan products which accounted for $9.9 million of the increase along with a $5.6 million increase in consumer lending and $111,000 increase in commercial lending. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $107,000 through the nine months ended September 30, 1999. This increase was to provide a general increase for the higher loan amounts and the additional loans secured by non-residential real estate, commercial and credit cards. These allowances of $1.6 million include
$159,000 of specific reserves for loans or partial loans classified as substandard in the amount of $2.1 million.

INVESTMENTS

Securities available-for-sale increased $19.8 million from $13.7 million at December 31, 1998 to $34.1 million at September 30, 1999. The securities were purchased to provide collateral for growth in our securities sold under repurchase agreements.

RESULTS OF OPERATIONS

The Company had net income of $672,000 or basic and diluted earnings per share of $0.42 and $0.41 for the three months ended September 30, 1999 compared to $586,000 or basic and diluted earnings per share of $0.34 each or a 22.5% increase over the third quarter 1998. Net income for the nine months ended September 30, 1999 of $1.9 million or basic and diluted earnings per share of $1.19 and $1.15 compared to $0.96 and $0.91 a 24% increase over the earnings per share for the nine months ended September 30, 1998. Note that all per share earnings have been restated to reflect the 10% stock dividend to be paid on November 22, 1999.

Net interest income increased to $2.0 million for the three months ended September 30, 1999 compared to $1.8 million for the three months ended September 30, 1998. Net interest income increased to $5.8 million or 10.8% for the nine months ended September 30, 1999 compared to $5.3 million for the same period 1998. Interest income increased $518,000 to $4.6 million for September 30, 1999 compared to $4.1 million for September 30, 1998. Interest income for the


                                   (Continued)
nine months ended September 30, 1999 was $12.9 million compared to $12.0 million for the nine months ended September 30, 1998, an increase of $857,000 or 7.11%. For the third quarter interest expense increased $271,000 to $2.6 million for the quarter ended September 30, 1999 compared to $2.3 million September 30, 1998. Interest expense for the nine months ended September 30, 1999 and September 30, 1998 was approximately $7.1 million and $6.8 million respectively.

Provisions for loan losses decreased by $89,000 for the three months ended September 30, 1999 compared to the same period ended September 30, 1998.



                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS

RESULTS OF OPERATIONS (CONTINUED)

Non-interest income increased to $214,000 for the three months ended September 30,1999 compared to $187,000 for the comparable period in 1998. This represents an increase of $27,000 for the quarter over the same period last year. Non-interest income increased to $612,000 compared to $527,000 for the nine months ended September 30, 1999 and 1998 respectively. This increase of $85,000 is the result of deposit account service fees and non-interest income for the Trust department and the Financial Services subsidiary. These two new product lines opened in the fourth quarter 1998 and the first quarter 1999.

Non-interest expense increased to $1.1 million and $3.1 million for the three and nine months ended September 30, 1999 compared to $903,000 and $2.7 million for the corresponding period in 1998. This represents an increase of $164,000 and $612,000 for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 1999 and additional employees added during late 1998 and year to date 1999 to support customer service as we grow, including staff for the new product lines we have added. Occupancy costs also increased mainly due to the addition added to provide for our Trust and Financial Services. Occupancy expense increased to $103,000 and $299,000 for the three and nine months ended September 30, 1999 compared to $88,000 and $262,000 for the same periods ended September 30, 1998.

Data processing expense has increased to $135,000 and $397,000 for the three and nine months ended September 30, 1999 due to software upgrades and increased processing volume compared to $105,000 and $318,000 for the same periods ended September 30, 1998.

Income tax expense is up for the three and nine months ended September 30, 1999 due to higher taxable income compared to the same periods 1998.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount

                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND OPERATING RESULTS

of $47,000 and $182,000 for the three and nine months ended September 30, 1999 compared to $90,000 and $270,000 for the same periods ended September 30, 1998. Management believes our current allowance for loan loss is adequate to absorb possible losses and is weighted for the mix of loans currently held; therefore we anticipate that the standard expense will be maintained for the fourth quarter 1999.

                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               OPERATING RESULTS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of the Bank consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                                      September 30     December 31
                                                                          1999             1998
                                                                          ----             ----
Non-accruing loans                                                       $1,277           $1,208
Accruing loans delinquent 90 days and more                                    -                -
Troubled debt restructuring                                                  12                -
Foreclosed assets                                                            53              120
                                                                         ------           ------
   Total non-performing assets                                            1,342            1,328
                                                                         ======           ======
   Total non-performing assets as a percentage of total assets             0.55%            0.63%
                                                                         ======           ======

Total non-performing assets remained at $1.3 million for the periods ended September 30, 1999 and December 1998, however, due to asset growth the performance improved as a percentage of total assets to 0.55% of total assets at September 30, 1999 from 0.63% of total assets at December 31, 1998.

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a tangible capital ratio expressed as a percent of total adjusted assets. At September 30, 1999, the Bank exceeded all regulatory capital standards.

At September 30, 1999, the Bank's risk based capital was $24.7 million or 15.85% of risk adjusted assets, which exceeds the $12.5 million and the 8.0% OTS requirement by $12.2 million and 7.85%. The Bank's core capital at September 30, 1999 is $23.2 million or 9.41%, which exceeds the OTS requirement of $9.8 million, and 4.00% by $13.4 million and 5.46%. The tangible capital requirement is $4.9 million and 2.00% which the Bank exceeded by $18.3 million and 7.42% which is reflected by September 30, 1999 tangible capital balance of $23.6 million and a 9.46% ratio of tangible capital to assets.


                                  (Continued)

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

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1999, First Federal's liquidity ratio was 8.46%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 1999, First Federal had commitments to originate loans and to fund open lines of credit totaling $24.7 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. However, to improve our short-term liquidity position we have during the fourth quarter to date increased our deposit rates to attract Time deposits primarily with six month to one year terms. These funds are being used to reduce Federal Home Loan Bank advance borrowings and provide for other liquidity needs including funding loans. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

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

                                  (Continued)

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

                                  (Continued)

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

                         NORTHEAST INDIANA BANCORP, INC.

                                Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
              None

         (b) Reports on Form 8-K

(1)      July 16, 1999 Announcing Second Quarter Earnings
(2)      July 28, 1999 Announcing Cash Dividends
(3)      October 21, 1999 Announcing Third Quarter Earnings
(4) October 26, 1999 Announcing Stock Dividend and effective increase in Cash Dividend

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NORTHEAST INDIANA BANCORP, INC.

              Date: November 12, 1999       By:  /S/STEPHEN E. ZAHN
                                                 ------------------
                                                 Stephen E. Zahn
                                                 President and
                                                 Chief Executive Officer

                                                 (Duly Authorized Officer)

              Date:  November 12, 1999      By:  /S/DARRELL E. BLOCKER
                                                 ---------------------
                                                 Darrell E. Blocker
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)