Form 10KSB
period 1999-12-31
NORTHEAST INDIANA BANCORP INC
filed 2000-03-30
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                          to

                         Commission File Number 0-26012

                         NORTHEAST INDIANA BANCORP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                 35-1948594
--------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

             648 North Jefferson Street, Huntington, Indiana 46750
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (219) 356-3311
                                                     --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Our revenues for the most recent fiscal year: $18.6 million.

         The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price of such stock as of March 10, 2000, was $14.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate.)

         As of March 10, 2000, there were 1,748,036 shares outstanding of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - annual report to stockholders for the fiscal year ended December 31, 1999. Part III of Form 10-KSB - proxy statement for annual meeting of stockholders.

FORWARD-LOOKING STATEMENTS

               Northeast Indiana Bancorp, Inc., and its wholly-owned subsidiaries, First Federal Savings Bank and Northeast Indiana Financial, Inc., may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in Northeast Indiana Bancorp's reports to stockholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

               These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

         o the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o     inflation, interest rate, market and monetary fluctuations;
         o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o the willingness of users to substitute our products and services for products and services of our competitors;
         o our success in gaining regulatory approval of our products and services, when required;
         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
         o     the impact of technological changes;
         o     acquisitions;
         o     changes in consumer spending and saving habits; and
         o     our success at managing the risks involved in the foregoing.

               The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Northeast Indiana, First Federal Savings or Northeast Financial.

                                     PART I

Item 1.        Description of Business
               -----------------------

               Northeast Indiana Bancorp, Inc., a Delaware corporation, is the holding company for First Federal Savings Bank and Northeast Indiana Financial, Inc. All references to Northeast Indiana Bancorp prior to June 27, 1995, the date of First Federal's conversion from mutual to stock form, except where otherwise indicated, are to First Federal. References in this Form 10-KSB to "we", "us" and "our" refer to Northeast Indiana Bancorp and/or First Federal as the context requires.

               At December 31, 1999, we had $254.75 million of assets and stockholders' equity of $25.66 million (or 10.07% of total assets).

               First Federal is a federally chartered stock savings association headquartered in Huntington, Indiana. Our deposits are insured up to applicable limits by the FDIC, which is backed by the full faith and credit of the United States.

               Northeast  Indiana  Financial,   an  Indiana   corporation,   was
established as a subsidiary of First Federal to provide brokerage services through an affiliation with VESTAX Securities Corporation (broker/dealer).

               Our principal business has historically consisted of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. We also originate commercial real estate, construction, consumer and commercial business loans. We have in the past purchased a limited number of loans and equipment leases. At December 31, 1999, substantially all of the real estate mortgage loans, including commercial and multi-family, were secured by properties located in our market area. We also invest in obligations of states and political subdivisions, mutual funds and other permissible investments.

               We offer traditional trust services, including but not limited to, revocable living trusts, testamentary trusts, investment agency relationships, estate administration, guardianships and custodial accounts. The professionals in our trust department have collectively over 30 years of banking and investments experience.

               Our revenues are derived principally from interest on loans, interest on investment and other securities and service fee income. We do not originate loans to fund leveraged buyouts, and have no loans to foreign corporations or governments. While we generally solicit deposits only in our primary market area, at December 31, 1999, we had $5.8 million in brokered deposits.

               Our executive offices are located at 648 North Jefferson Street, Huntington, Indiana 46750, and its telephone number at that address is (219) 356-3311.

Market Area

               Our office is located at 648 North Jefferson Street in Huntington, Indiana. The City of Huntington is located in Huntington County, Indiana, 25 miles southwest of Fort Wayne, Indiana. The City of Huntington is the County Seat of Huntington County and has a population of approximately 17,000. Along with an agricultural base, the major employers in Huntington County are engaged in light industry and include Wabash Technologies, United Technologies Electronic Controls, Hayes Lemmerz, CFM Majestic, Dana, Pyle Mfg, LLC, Good Humor-Breyer, Bendix Commercial Vehicle System Corporation and Wayne Metal Products.

Lending Activities

               Our loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial real estate loans, construction or development loans, consumer loans and commercial business loans. At December 31, 1999, gross loans outstanding totaled $214.93 million, of which $119.28 million or 55.50% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 48.60% were fixed-rate loans, and 51.40% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $28.25 million, of which 76.24% were fixed-rate loans and 23.76% were adjustable-rate loans. Also at that date, construction or development loans totaled $12.61 million or 5.87% of the total loan portfolio, 66.24% of which were adjustable-rate loans. At December 31, 1999, commercial business loans totaled $24.18 million or 11.25% of the total loan portfolio, of which 46.17% were fixed-rate loans and 53.83% were adjustable-rate loans.

               At December 31, 1999, the balance of our consumer loans consisted of $30.59 million of loans, which represented 14.23% of the gross loan portfolio. Of the consumer loans outstanding, 70.95% were fixed-rate loans and 29.05% were adjustable-rate loans.

               We also invest in mutual funds, obligations of states and political subdivisions, and other debt securities and mortgage-backed securities. At December 31, 1999, mutual funds totaled $814,000 or 0.32% of total assets, mortgage-backed securities totaled $2.25 million or 0.88% of total assets, Government agencies totaled $25.04 million or 9.83% of total assets and obligations of states and political subdivisions totaled $183,000 or 0.07% of total assets. See "Investment Activities."

               The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1999, the maximum amount which First Federal could have lent to any one borrower and the borrower's related entities was approximately $3.78 million. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1999, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship at December 31, 1999 was $3.34 million in loans to one borrower secured by a fleet of automobiles registered in the State of Indiana.

               Loan Portfolio Composition. The following is information concerning the composition of the loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                                       December 31,
                                                      -----------------------------------------------------------------------------
                                                              1999                        1998                         1997
                                                      ---------------------     ------------------------       ---------------------
                                                      Amount       Percent       Amount          Percent        Amount     Percent
                                                      ------       -------       ------          -------        ------     -------
Real Estate Loans:
-----------------
 One- to four-family............................     $119,283       55.50%      $113,919          59.66%       $109,080     60.53%
 Multi-family...................................        3,779        1.76          2,908           1.52           2,606      1.45
 Commercial.....................................       24,471       11.39         16,514           8.65          16,734      9.29
 Construction or development....................       12,613        5.87         11,365           5.95          10,596      5.88
                                                     --------      ------       --------         ------        --------    ------
     Total real estate loans....................      160,146       74.52        144,706          75.78         139,016     77.15
                                                     --------      ------       --------         ------        --------    ------
Other Loans:
-----------
 Consumer Loans:
  Deposit account...............................           47        0.02            146           0.08              44      0.02
  Student.......................................          ---         ---            ---            ---             ---       ---
  Automobile....................................       15,442        7.18         12,248           6.41          11,573      6.42
  Home equity...................................        6,366        2.96          5,206           2.73           5,506      3.06
  Home improvement                                        805        0.37            742           0.39             656      0.36
  Other.........................................        7,935        3.70          6,521           3.41           5,873      3.26
                                                     --------      ------       --------         ------        --------    ------
     Total consumer loans.......................       30,595       14.23         24,863          13.02          23,652     13.12
                                                     --------      ------       --------         ------        --------    ------
 Commercial business loans......................       24,184       11.25         21,393          11.20          17,526      9.73
     Total loans................................      214,925      100.00%       190,962         100.00%        180,194    100.00%
                                                                  =======                        ======                   =======
Less:
----
 Undisbursed portion of construction loans......        4,088                      2,800                          3,981
 Loans in process...............................          443                        663                            355
 Deferred fees and discounts....................          233                        139                            125
 Allowance for loan losses......................        1,766                      1,454                          1,194
                                                     --------                   --------                       --------
 Total loans receivable, net....................     $208,395                   $185,906                       $174,539
                                                     ========                   ========                       ========

                                                                            December 31,
                                                        -----------------------------------------------------
                                                                1996                          1995
                                                        ----------------------      -------------------------
                                                        Amount         Percent       Amount          Percent
                                                        ------         -------       ------          -------
                                                                         (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family............................       $ 99,325          65.10%      $ 85,533            67.88%
 Multi-family...................................          2,993           1.96          2,029             1.61
 Commercial.....................................         12,301           8.06         11,742             9.32
 Construction or development....................         10,749           7.04          6,359             5.05
                                                       --------          -----       --------            -----
     Total real estate loans....................        125,368          82.16        105,663            83.86
                                                       --------          -----       --------            -----
Other Loans:
-----------
 Consumer Loans:
  Deposit account...............................            157           0.10            170             0.13
  Student.......................................            ---           ---            ---               ---
  Automobile....................................          8,820           5.78          7,756             6.16
  Home equity...................................          4,176           2.74          3,121             2.48
  Home improvement                                          291           0.19            258             0.20
  Other.........................................          4,204           2.76          3,245             2.58
                                                       --------          -----       --------            -----
     Total consumer loans.......................         17,648          11.57         14,550            11.55
                                                       --------          -----       --------            -----
 Commercial business loans......................          9,568           6.27          5,783             4.59
     Total loans................................        152,584         100.00%       125,996           100.00%
                                                                        ======                          ======
Less:
----
 Undisbursed portion of construction loans......          4,380                         2,210
 Loans in process...............................            208                           169
 Deferred fees and discounts....................            114                            95
 Allowance for loan losses......................          1,027                           881
                                                       --------                      --------
 Total loans receivable, net....................       $146,855                      $122,641
                                                       ========                      ========

               The following table shows the composition of the loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                    December 31,
                                                 -----------------------------------------------------------------------------------
                                                           1999                         1998                           1997
                                                 -----------------------     -----------------------      -------------------------
                                                  Amount        Percent       Amount         Percent       Amount         Percent
                                                 --------       -------      --------        ------       -------         -------
                                                                        (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family.......................     $ 57,974         26.97%      $49,993          26.18%      $44,203          24.53%
  Multi-family..............................        2,300          1.07         2,323           1.21         1,586           0.88
  Commercial................................       19,237          8.95        11,089           5.81         9,916           5.50
  Construction or development...............        4,258          1.98         3,935           2.06         2,163           1.20
                                                 --------        ------       -------         ------       -------         ------
     Total real estate loans................       83,769         38.97        67,340          35.26        57,868          32.11
                                                 --------        ------       -------         ------       -------         ------
 Consumer...................................       21,708         10.10        17,909           9.38        16,462           9.14
 Commercial business........................       11,166          5.20        14,683           7.69        11,694           6.49
                                                 --------        ------       -------         ------       -------         ------
     Total fixed-rate loans                       116,643         54.27        99,932          52.33        86,024          47.74

Adjustable-Rate Loans:
----------------------
 Real estate:
  One- to four-family.......................       61,309         28.53        63,926          33.48        64,877          36.00
  Multi-family..............................        1,479          0.69           585           0.31         1,020            .57
  Commercial................................        5,234          2.44         5,425           2.84         6,818           3.78
  Construction or development...............        8,355          3.89         7,430           3.89         8,433           4.68
                                                 --------        ------       -------         ------       -------         ------
     Total real estate loans................       76,377         35.55        77,366          40.52        81,148          45.03
                                                 --------        ------       -------         ------       -------         ------
 Consumer...................................        8,887          4.13         6,954           3.64         7,190           3.99
 Commercial business........................       13,018          6.05         6,710           3.51         5,832           3.24
                                                 --------        ------       -------         ------       -------         ------
     Total adjustable-rate loans............       98,282         45.73        91,030          47.67        94,170          52.26
                                                 --------        ------       -------         ------       -------         ------
     Total loans............................      214,925        100.00%      190,962         100.00%      180,194         100.00%
                                                                 ======                       ======                       ======

Less:
----
 Undisbursed portion of construction loans..        4,088                       2,800                        3,981
 Loans in process...........................          443                         663                          355
 Deferred fees and discounts................          233                         139                          125
 Allowance for loan losses..................        1,766                       1,454                        1,194
                                                 --------                    --------                     --------
    Total loans receivable, net.............     $208,395                    $185,906                     $174,539
                                                 ========                    ========                     ========

                                       6

               The following schedule illustrates the interest rate sensitivity of the loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                        Real Estate
                              One to Four             Multi/Commercial      Construction/Development            Consumer
                          -------------------       -------------------      -----------------------      ----------------------
                          Amount     Weighted       Amount     Weighted      Amount        Weighted       Amount       Weighted
                          ------     --------       ------     --------      ------        --------       ------       --------
2000                     $  5,103       7.58%     $  1,703       8.82%     $  6,692          8.70%      $ 11,303        9.73%
2001 and 2002              19,943       7.44         1,635       8.50             -          0.00          3,520        9.15
2003 and 2004                 943       7.96         2,625       8.20             -          0.00          8,571        9.12
2005 to 2009               16,693       7.80         8,583       8.63            60          7.25          6,899        8.97
2010 to 2029               76,601       7.36        13,704       8.51         5,862          7.84            302        9.26
                         --------                 --------                 --------                     --------
                         $119,283       7.45      $ 28,250       8.54      $ 12,614          8.29       $ 30,595        9.32
                         ========                 ========                 ========                     ========

                                Commercial                 Total
                            --------------------      --------------------
                            Amount      Weighted      Amount      Weighted
                            ------      --------      ------      --------
2000                       $ 12,736        9.02%     $ 37,537          8.97%
2001 and 2002                 3,893        8.71        28,991          7.88
2003 and 2004                 4,772        8.95        16,911          8.87
2005 to 2009                  1,912        9.50        34,147          8.34
2010 to 2029                    871        9.15        97,340          7.57
                           --------                  --------
                           $ 24,184        9.00      $214,926          8.08
                           ========                  ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.


               The total amount of loans due after December 31, 2000 which have predetermined interest rates is $100.27 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $77.12 million.

               All of our lending is subject to our written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by us are generally appraised by Board-approved independent appraisers. In the loan approval process, we assess the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

               We require evidence of marketable title and lien position or appropriate title insurance on all loans secured by real property. We also require fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, we also require flood insurance to protect the property securing its interest if such property is located in a designated flood area.

               One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, our present customers, walk-in customers and referrals from real estate brokers. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1999, one- to four-family residential mortgage loans totaled $119.28 million, or 55.50%, of the gross loan portfolio.

               We currently offer fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 1999, we originated $17.68 million of fixed-rate loans and $11.42 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.

               We offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. We originate adjustable-rate mortgage loans with a term of up to 30 years. We offer one-year, three-year, five-year and seven-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years, five-years and seven-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the United States Treasury. Increases or decreases in the interest rate of our adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year adjustable rate mortgage product has limits of 5.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 1999, the total balance of one-to four-family adjustable-rate loans was $61.31 million or 28.53% of our gross loan portfolio.

               We also offer fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 1999, the total balance of one- to four-family fixed-rate loans was $57.97 million or 26.97% of our gross loan portfolio.

               Currently, we will lend up to 97% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce our exposure to not more than 80% of the appraised value or sales price, as applicable. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by us contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

               The  loans   currently   originated   by  us  are  not  typically
underwritten and documented pursuant to the guidelines of Freddie Mac. Under current policy, we originate these loans for portfolio, except 30 year fixed.

               Commercial and Multi-Family Real Estate Lending. We have also engaged in commercial and multi-family real estate lending in its market area. At December 31, 1999, we had $24.47 million and $3.78 million of commercial and multi-family real estate loans, respectively, which represented 11.39% and 1.76%, respectively, of the gross loan portfolio.

               The commercial and multi-family real estate loan portfolio is secured primarily by retail properties, apartments, churches and real estate located in Huntington and Allen Counties, Indiana. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 70% of the lesser of the appraised value or sales price of the security property. We currently offer one-year, three-year and five-year adjustable-rate commercial and multi-family real estate loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a margin over a designated index. In underwriting these loans, we analyze the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. We generally require personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by us are performed by independent appraisers, to the extent required by federal regulations.

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

               Construction or Development Lending. At December 31, 1999, we had $12.61 million of construction or development loans. We offer loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties.

Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 1999, we had $4.26 million and $8.35 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 1.98% and 3.89%, respectively, of our gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 30 years for adjustable-rate loans and 20 years for fixed-rate loans.

               Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.

               Consumer Lending. We offer a variety of secured consumer loans, including automobile, home equity lines of credit, second mortgage and loans secured by savings deposits. We also offer unsecured consumer loans. We currently originate substantially all of our consumer loans in our primary market area. We originate consumer loans on a direct basis and on an indirect basis through the acquisition of installment payment contracts from dealers who extend credit to their customers for the purchase of an automobile, both new and used.

               A significant component of our consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five and a half years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 1999, automobile loans totaled $15.44 million or 7.18% of the gross loan portfolio. Of this amount, approximately $5.51 million or 35.69% and $9.93 million or 64.31% were originated on a direct and indirect basis, respectively.

               We also originate fixed rate second mortgages and adjustable rate home equity line of credit loans. Home equity and second mortgage loans secured by mortgages, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value (where we have the first mortgage) of the property securing the loan or 80% or less of appraised value (where we do not have the first mortgage or where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 1999, home equity and second mortgage loans, most of which are secured by mortgages, amounted to $6.37 million and $805,000, respectively, which represented 2.96% and 0.37%, respectively, of the gross loan portfolio.

               At December 31, 1999, the consumer loan portfolio totaled $30.59 million, or 14.23% of its gross loan portfolio. At December 31, 1999, approximately 70.96% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 29.04% were adjustable rate consumer loans.

               Our underwriting standards for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

               Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, $186,000 of our consumer loans were non-performing representing 0.09% of the gross loan portfolio.

               Commercial Business Lending. We also originate commercial business loans and purchase commercial leases. At December 31, 1999 approximately $24.18 million, or 11.25% of our gross loan portfolio was commercial business lending. The largest commercial business loan is a line of credit of $3.40 million to an automobile leasing company, of which $3.34 million was outstanding at December 31, 1999.

               Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

               Our commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. Nonetheless, such loans carry a higher credit risk than more traditional thrift lending.

Originations, Purchases and Sales of Loans

               Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and other third-party sources.

               While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1999, we originated $61.59 million in fixed-rate loans and $28.85 million in adjustable rate loans.

               One- to four-family originations decreased for the year to $29.1 million in 1999 from $37.6 million in 1998, reflecting the drop in refinances as rates began increasing during 1999.

               The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                         Year Ended December 31,
                                                   -----------------------------------
                                                     1999          1998           1997
                                                   --------      --------      -------
                                                             (In Thousands)
Originations by type:
--------------------
 Fixed rate:
  Real estate - one- to four-family..............  $ 17,681      $ 17,332      $13,024
                    - multi-family...............       763           347          729
                    - commercial.................     6,363         1,988        3,757
                    - construction...............    14,629         4,334        2,962
  Non-real estate - consumer.....................    16,877        13,482       14,216
                    - commercial business........     5,273         4,586        7,658
                                                   --------      --------      -------
         Total fixed-rate........................    61,586        42,069       42,346
                                                   --------      --------      -------
 Adjustable rate:
  Real estate - one- to four-family..............    11,421        20,263        8,983
                    - multi-family...............     1,005           ---          ---
                    - commercial.................       835         1,382        2,632
                    - construction...............     2,080         8,122       10,551
  Non-real estate - consumer.....................     3,454         2,094        2,414
                    - commercial business........    10,056         6,653        7,661
                                                   --------      --------      -------
         Total adjustable-rate...................    28,851        38,514       32,241
                                                   --------      --------      -------

         Total loans originated..................    90,437        80,583       74,587
                                                   --------      --------      -------

Purchases:
---------
  Real estate - one- to four-family..............       ---           ---          ---
                    - multi-family...............       ---           ---          ---
                    - commercial.................     1,200           ---          300
   Non real estate - commercial..................     2,400         3,046        2,962
                                                   --------      --------      -------
         Total loans purchased...................     3,600         3,046        3,262

Sales and Repayments:
--------------------
  Real estate - multi-family.....................       ---           ---          352
                    - commercial.................       227           ---          ---
  Non real estate - commercial...................       ---         2,431          ---
                                                   --------      --------      -------
         Total loans sold........................       227         2,431          352
  Principal repayments...........................    69,847        70,430       49,887
                                                   --------      --------      -------

         Total reductions........................    70,074        72,861       50,239
                                                   --------      --------      -------
         Net increase (decrease).................  $ 23,963      $ 10,768      $27,610
                                                   ========      ========      =======

Asset Quality

               When a borrower fails to make a required payment on a loan, we contact the borrower in an attempt to cure the delinquency. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed, and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will be referred to our legal counsel for collection. In all cases, if we believe that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, we may refer loans for collection even sooner than the 90 days described above.

               When a loan becomes delinquent 90 days or more, we place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

               Delinquent consumer loans are handled in a similar manner as those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

               The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 1999. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                       30 to 89 Days                  90 Days and Over               Total Delinquent Loans
                              ----------------------------      --------------------------         -----------------------------
                                                  Percent                         Percent                              Percent
                                                  of Loan                         of Loan                              of Loan
                              Number   Amount     Category      Number  Amount    Category        Number    Amount     Category
                              ------   ------     --------      ------  ------    --------        ------    ------     --------
Real Estate:
    One- to four-family         19     $  794       0.67%         7     $  339        0.28%          26     $1,133     0.95%
    Commercial                   4      1,406       4.98          3        269        0.95            7      1,675     5.93
    Construction or              1        103       0.82          3        683        5.41            4        786     6.23
      Development
Consumer                        65        844       2.76         16        186        0.61           81      1,030     3.37
Commercial business             11        221       0.91          3        233        0.96           14        454     1.87
                                       ------                           ------                              ------
              Total            100     $3,368                    32     $1,710                      132     $5,078
                                       ======                           ======                              ======

               Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                December 31,
                                             ---------------------------------------------------
                                             1999       1998        1997       1996        1995
                                            ------     ------     ------      ------      ------
                                                           (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                       $  339     $  149     $  334      $  470      $    9
  Multi-family                                  22        ---        ---         ---         ---
  Commercial real estate                       247        614        706         172         171
  Construction or development                  683        ---        ---         ---         ---
  Consumer                                     186        107         37          63          94
  Commercial business                          233        338         89         ---          10
                                            ------     ------     ------      ------      ------
     Total                                   1,710      1,208      1,166         705         284
                                            ------     ------     ------      ------      ------
Foreclosed assets:
  One- to four-family                           49         58        ---         ---         ---
  Commercial                                   ---         52        ---         ---         ---
                                            ------     ------     ------      ------      ------
     Total                                      49        110        ---         ---         ---
                                            ------     ------     ------      ------      ------
Repossessed assets:
  Consumer                                      14         10          7           8         ---
                                            ------     ------     ------      ------      ------
     Total                                      14         10          7           8         ---
                                            ------     ------     ------      ------      ------
Total non-performing assets                 $1,773     $1,328     $1,173      $  713      $  284
                                            ======     ======     ======        ====        ====

Total as a percentage of total assets .       0.70 %     0.63 %     0.58%       0.42%       0.21%
                                             =====      =====       ====        ====        ====

               For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $84,000, none of which was included in interest income.

               Classified Assets. Federal regulations classify loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

               When an insured institution classifies problem assets as either substandard or doubtful, it may establish specific allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

               In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 1999, we had classified $1.72 million of our assets as substandard, none as doubtful and none as loss, representing 6.70% of the stockholders' equity or 0.68% of assets. We have also classified $5.08 million of our assets as special mention.

               Other Loans of Concern. Other than the non-performing loans and foreclosed real estate held for sale set forth in the tables above, impaired loans incorporated by reference from the Annual Report and the classified assets, there were no loans classified with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

               Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in our loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

               Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 1999, we had a total allowance for loan losses of $1.77 million or 99.66% of non-performing loans. See Note 3 of the Notes to Consolidated Financial Statements.

               The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                   1999                                         1998
                                                   ----                                         ----
                                                                 Percent                                       Percent
                                                                of Loans                                      of Loans
                                                   Loan          in Each                         Loan          in Each
                                 Amount of       Amounts        Category       Amount of       Amounts        Category
                                 Loan Loss         by           to Total       Loan Loss         by           to Total
                                 Allowance      Category          Loans        Allowance      Category          Loans
                                 ---------      --------          -----        ---------      --------          -----
One- to four-family.             $   278         $119,283          55.50%       $ 266         $113,919           59.66%
Multi-family........                  35            3,779           1.76           27            2,908            1.52
Commercial real estate               272           24,471          11.39          204           16,514            8.65
Construction or  development         284           12,614           5.87          278           11,365            5.95
Consumer............                 273           30,594          14.23          183           24,863           13.02
Commercial business.                 413           24,184          11.25          305           21,393           11.20
Unallocated.........                 212               --             --          191               --              --
                                 -------        ---------         ------      -------        ---------          ------
     Total..........             $ 1,767        $ 214,925         100.00%     $ 1,454        $ 190,962          100.00%
                                 =======        =========         ======      =======        =========          =====
                                                 1997                                         1996
                                                 ----                                         ----
                                                               Percent                                       Percent
                                                              of Loans                                      of Loans
                                                 Loan          in Each                         Loan          in Each
                               Amount of       Amounts        Category       Amount of       Amounts        Category
                               Loan Loss         by           to Total       Loan Loss         by           to Total
                               Allowance      Category          Loans        Allowance      Category          Loans
                               ---------      --------          -----        ---------      --------          -----
One- to four-family.            $240         $109,080          60.53%           $209         $ 99,325          65.10%
Multi-family........              22            2,606           1.45              74            2,993           1.96
Commercial real estate           163           16,734           9.29             106           10,996           7.20
Construction or  development     237           10,596           5.88             311           12,054           7.90
Consumer............             136           23,652          13.12              79           17,648          11.57
Commercial business.             244           17,526           9.73             165            9,568           6.27
Unallocated.........             152              ---            ---              83              ---             ---
                              ------         --------         ------          ------         --------         ------
     Total..........          $1,194         $180,194         100.00%         $1,027         $152,584         100.00%
                              ======         ========         ======          ======         ========         ======

                                                1995
                                                ----
                                                                Percent
                                                               of Loans
                                                 Loan           in Each
                               Amount of       Amounts         Category
                               Loan Loss         by            to Total
                               Allowance      Category           Loans
                               ---------      --------           -----
One- to four-family.             $180         $ 85,533            67.88%
Multi-family........               50            2,029             1.61
Commercial real estate            100           11,742             9.32
Construction or  development      200            6,359             5.05
Consumer............               65           14,550            11.55
Commercial business.              100            5,783             4.59
Unallocated.........              186              ---              ---
                                 ----          -------           ------
     Total..........             $881         $125,996           100.00%
                                 ====         ========           ======


               The following table sets forth an analysis of the allowance for loan losses activity.

                                                   -----------------------------------------------------
                                                                    Year Ended December 31,
                                                   -----------------------------------------------------
                                                   1999        1998        1997        1996        1995
                                                   ----        ----        ----        ----        ----
                                                                   (Dollars in Thousands)
Balance at beginning of period                    $1,454      $1,194      $1,027      $  881      $  694

Charge-offs:
  One- to four-family                                  1          47           2           3         ---
  Commercial                                          26         ---           1         ---           9
  Consumer                                           159          99         133         131          65
                                                  ------      ------      ------      ------      ------
                                                     186         146         136         134          74
                                                  ------      ------      ------      ------      ------

Recoveries:
   One- to four-family                               ---           3         ---         ---         ---
   Consumer                                           50          42          38          45          10
   Commercial                                        ---           1         ---         ---         ---
                                                  ------      ------      ------      ------      ------
                                                      50          46          38          45          10
                                                  ------      ------      ------      ------      ------

Net charge-offs                                      136         100          98          89          64
Additions charged to operations                      449         360         265         235         251
                                                  ------      ------      ------      ------      ------
Balance at end of period                          $1,767      $1,454      $1,194      $1,027      $  881
                                                  ======      ======      ======      ======        ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period        0.07%       0.06%       0.06%       0.07%       0.06%
                                                    ====        ====        ====        ====        ====

Ratio of net charge-offs during the period to
 average non-performing loans                       9.80%      12.99%      13.07%      20.23%      16.41%
                                                    ====       =====       =====       =====       =====


Investment Activities

               Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Though our liquidity level is below our peers, historically we have generally maintained liquid assets at levels above the minimum requirements that had been imposed by Office of Thrift Supervision regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 1999, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.28%.

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

               Generally, our investment policy is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

               Securities and Other Interest-Earning Assets. At December 31, 1999, our interest-earning deposits with other financial institutions totaled $3.04 million, or 1.19% of total assets, and our securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $33.65 million, or 13.21% of total assets. Included in other securities, as of such date, we had a $4.91 million investment in Federal Home Loan Bank stock, satisfying our requirement for membership in the Federal Home Loan Bank of Indianapolis.

               At December 31, 1999, we had $456,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities, and securities available for sale with a fair value of $33.19 million. See Note 2 of the Notes to the Consolidated Financial Statements.

               The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                             1999                         1998                      1997
                                                             ----                         ----                      ----
                                                   Carrying        % of        Carrying        % of        Carrying       % of
                                                   --------        ----        --------        ----        --------       ----
                                                                          (Dollars in Thousands)

Debt securities:
  Obligations of states and political..........     $ 524           1.56%       $  612          4.31%       $  639         4.15%
  Mortgage-backed securities...................     2,246           6.67         5,354         37.74         6,599        42.89
  Federal agency obligations...................    25,036          74.41         4,080         28.76         4,044        26.29
  Corporate bonds..............................       116           0.34           116          0.82           118         0.77
                                                   ------         ------        ------        ------        ------       -----
     Total debt securities.....................    27,922          82.98        10,162         71.63        11,400        74.10
Equity securities:
  Mutual funds.................................       814           2.42           775          5.46           735         4.78
  Equity securities............................     4,913          14.60         3,250         22.91         3,250        21.12
                                                  -------         ------       -------        ------       -------       ------
     Total securities..........................   $33,649         100.00%      $14,187        100.00%      $15,385       100.00%
                                                  =======         ======       =======        ======       =======       ======

                                       18

Sources of Funds

               Our primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, Federal Home Loan Bank advances, and other funds provided from operations.

               Federal Home Loan Bank advances are used to support lending activities and to assist in our asset/liability management strategy. Typically, we do not use other forms of borrowings. At December 31, 1999, we had total Federal Home Loan Bank advances of $80.50 million with the capacity to borrow as of December 31, 1999 an additional $5.52 million. See Note 6 of the Notes to Consolidated Financial Statements.

               Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Deposits consist of passbook, savings, NOW, checking, money market deposit and time deposit accounts. The time deposit accounts currently range in terms from 90 days to five years.

               We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We generally solicit deposits from our market area and do not use brokers regularly to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

               We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We endeavor to manage the pricing of our deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Our ability to attract and maintain savings accounts and time deposit accounts and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

               The following table sets forth our savings flows during the periods indicated.

                                                           Year Ended December 31,
                                               ----------------------------------------------------
                                                 1999                 1998                   1997
                                               --------             --------               -------
                                                            (Dollars in Thousands)
Opening balance.......................         $123,336             $107,550               $85,346
Deposits..............................          578,790              336,345               303,686
Withdrawals...........................          564,483              326,471               286,040
Interest credited.....................            5,569                5,912                 4,558
                                               --------             --------               -------
Ending balance........................         $143,212             $123,336              $107,550
                                               ========             ========              ========

Net increase (decrease)...............          $19,876              $15,786               $22,204
                                                =======              =======               =======

Percent increase (decrease)...........           16.12%               14.68%                26.02%
                                                 =====                =====                 =====

               The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

                                                            1999                          1998                      1997
                                                            ----                          ----                      ----


                                                                  Percent                      Percent                    Percent
                                                       Amount     Of Total        Amount       Of Total      Amount       of Total
                                                       ------     --------        ------       --------      ------       --------
                                                                   (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------

Passbook Accounts (2.05%)....................          $ 9,709        6.78%      $ 9,812          7.96%        $ 9,336     8.68%
Demand and NOW Accounts (1.08%)..............           15,685       10.95        13,905         11.27          12,037    11.19
Money Market Accounts (4.83%)................           19,268       13.45        20,508         16.63          17,098    15.90
                                                      --------      ------      --------        ------        --------   ------
Total Non-Time Deposits......................           44,662       31.18        44,225         35.86          38,471    35.77
                                                      --------      ------      --------        ------        --------   ------

Time Deposits:
-------------

 2.00 -  3.99%...............................              873        0.61           939          0.76           1,045      .97
 4.00 -  5.99%...............................           53,627       37.45        72,690         58.94          38,467    35.77
 6.00 -  7.99%...............................           44,050       30.76         5,482          4.44          29,567    27.49
                                                      --------      ------      --------        ------        --------   ------
Total Time Deposits..........................           98,550       68.82        79,111         64.14          69,079    64.23
                                                      --------      ------      --------        ------        --------   ------
Total Deposits...............................         $143,212      100.00%     $123,336        100.00%       $107,550   100.00%
                                                      ========      ======      ========        ======        ========   ======

               The following table shows rate and maturity information for our time deposit accounts as of December 31, 1999.

                            2.00-      4.00-       6.00-                   Percent
                            3.99%      5.99%       7.99%      Total        of Total
                            -----      -----       -----      -----        --------
                                         (Dollars in Thousands)
Time deposit accounts
maturing in quarter ending:
---------------------------

March 31, 2000            $   374     $18,301     $ 1,437     $20,112        20.41%
June 30, 2000                 499      11,789      24,068      36,356        36.89
September 30, 2000              -       9,560       6,796      16,356        16.60
December 31, 2000               -       4,328       7,826      12,154        12.33
March 31, 2001                  -       4,399       1,320       5,719         5.80
June 30, 2001                   -       2,379           -       2,379         2.41
September 30, 2001              -       1,464         313       1,777         1.80
December 31, 2001               -         936       1,136       2,072         2.10
March 31, 2002                  -         228         348         576         0.59
June 30, 2002                   -         291           -         291         0.30
September 30, 2002              -         160           -         160         0.16
December 31, 2002               -         142           -         142         0.15
Thereafter                      -         456           -         456         0.46

                          -------      -------     -------     -------       ------
Total                     $   873      $54,433     $43,244     $98,550       100.00%
                          =======      =======     =======     =======       ======

 Percent of total.......    0.89%       55.23%     43.88%      100.00%

               The following table indicates the amount of our time deposit accounts by time remaining until maturity as of December 31, 1999.

                                                               Maturity
                                                            Over      Over
                                             3 Months      3 to 6    6 to 12      Over
                                             or Less       Months     Months    12 months      Total
                                             -------       ------     ------    ---------      -----
Time deposit accounts less than $100,000      $10,554     $13,478     $11,900     $ 9,508     $45,440

Time deposit accounts of $100,000 or more       8,558      22,852      16,218       3,989      51,617

Public funds (1)                                1,000          26         392          75       1,493
                                              -------     -------     -------     -------     -------
Total time deposit accounts                   $20,112     $36,356     $28,510     $13,572     $98,550
                                              =======     =======     =======     =======     =======

(1)            Deposits from governmental and other public entities.

               Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, we had $80.50 million in Federal Home Loan Bank advances outstanding. For additional information regarding the term to maturity and average rate paid on Federal Home Loan Bank advances, see Note 6 of the Notes to Consolidated Financial Statements and "Business - Lending Activities."

               The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1999        1998         1997
                                               -------      -------      -------
                                                          (In Thousands)
Maximum Balance:
----------------

  Federal Home Loan Bank advances              $97,500      $62,100      $63,000

Average Balance:
----------------

  Federal Home Loan Bank advances              $74,466      $54,841      $58,859



Service Corporation Activities

               At December 31, 1999, First Federal had one subsidiary, Northeast Indiana Financial, which is now functioning as our brokerage subsidiary and we have three registered representatives to provide this service to the customers.

Regulation

               First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of First Federal, Northeast Indiana Bancorp also is subject to federal regulation and oversight. However, since Northeast Indiana Bancorp existed as a unitary savings and loan holding company prior to May 4, 1999, there is virtually no restriction on its activities.

               Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves.

               The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, such as First Federal and Northeast Indiana Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.

               Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, our lending limit under this restriction was approximately $3.78 million. At December 31, 1999, we had no loans in excess of our loans-to-one-borrower limit.

               Insurance of Accounts and Regulation by the FDIC. As insurer, the
FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Federal Home Loan Bank System or the Savings Association Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

               The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 1999, First Federal was classified as a well-capitalized institution.

               The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 1999, this amount was equal to 5.920 basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund insured institutions pay an assessment equal to about 1.184 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

               Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

               The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1999, First Federal had core capital equal to $23.9 million, or 9.4% of adjusted total assets, which is $13.7 million above the minimum leverage ratio requirement of 4% in effect on that date.

               The Office of Thrift Supervision  risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 1999, First Federal had $1.27 million of general loss reserves, which was less than 0.78% of risk-weighted assets.

               In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination, unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

               On December 31, 1999, First Federal had total risk-based capital of $25.2 million, including approximately $23.9 million in core capital and $1.3 million in qualifying supplementary capital and risk-weighted assets of $162.6 million; or total capital of 15.5% of risk-weighted assets. This amount was $12.2 million above the 8% requirement in effect on that date.

               The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% core risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

               The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

               The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Northeast Indiana Bancorp or First Federal may have a substantial adverse effect on our operations and profitability.

               Limitations on Dividends and Other Capital Distributions. The Office of Thrift Supervision imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Office of Thrift Supervision also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

               First Federal may make a capital distribution without the approval of the Office of Thrift Supervision provided we notify the Office of Thrift Supervision, 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions.

               Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1999, First Federal met the test and has always met the test since its effectiveness. First Federal's qualified thrift lender percentage was 85.78% at December 31, 1999.

               Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

               Community Reinvestment Act. Under the Community Reinvestment Act,
every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of First Federal, to assess the institution's record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. First Federal was examined for Community Reinvestment Act compliance in March 1997 and received a rating of "satisfactory".

               Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association or subsidiary as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include Northeast Indiana Bancorp and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

               Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

               Holding Company Regulation. Northeast Indiana Bancorp is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. As such, we are required to register and file reports with the Office of Thrift Supervision and are subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Northeast Indiana Bancorp and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

               As a unitary savings and loan holding company, that has been in existence since before May 4, 1999, Northeast Indiana Bancorp generally is not subject to activity restrictions. If Northeast Indiana Bancorp acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Northeast Indiana Bancorp and any of its subsidiaries (other than First Federal or any other Savings Association Insurance Fund-insured savings association) would become subject to certain restrictions.

               Additionally, if we fail the qualified thrift lender test, within one year Northeast Indiana Bancorp must register as and will become subject to, the restrictions applicable to bank holding companies.

               Federal Securities Law. The stock of Northeast Indiana Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. Northeast Indiana Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act of 1934.

               Northeast Indiana Bancorp stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Northeast Indiana Bancorp may not be resold without registration or unless sold in accordance with certain resale restrictions. If Northeast Indiana Bancorp meets specified current public information requirements, each affiliate of Northeast Indiana Bancorp is able to sell in the public market, without registration, a limited number of shares in any three-month period.

               Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may also be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

               Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

               Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings associations. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

               As a member, First Federal is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1999, First Federal had $4.91 million in Federal Home Loan Bank stock, which was in compliance with this requirement. For the fiscal year ended December 31, 1999, dividends paid by the Federal Home Loan Bank of Indianapolis to First Federal totaled $322,000, which constitutes a $62,000 increase over the amount of dividends received in fiscal 1998. Over the past five fiscal years these dividends have averaged 7.94% and were 8.00% for fiscal 1999.

Taxation

               Federal Taxation. We file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is now computed under the experience method.

               In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

               To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1999, First Federal's excess for tax purposes totaled approximately $1.30 million.

               We have not been audited by the IRS recently with respect to federal income tax returns. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

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

               Delaware Taxation. As a company incorporated under Delaware state law, Northeast Indiana Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with, and pay an annual fee to, the State of Delaware. We are also subject to an annual franchise tax imposed by the State of Delaware.

Competition

               We face strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, mortgage companies, credit unions and savings institutions located in our market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. We compete for real estate and other loans principally on the basis of the quality of services we provide to borrowers, the interest rates and loan fees we charge, and the types of loans we originate. See "- Lending Activities."

               We attract all of our deposits through our retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, savings institutions and credit unions located in these communities. We compete for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

               We primarily serve  Huntington  County,  Indiana.  There are five commercial banks, one savings institution, other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. We estimate that our share of the savings market in Huntington County is approximately 28% and our share of the residential mortgage market is approximately 30%.

Employees

               At December 31, 1999, we had a total of 47 full-time, 6 part-time and 0 seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.                      Description of Properties
                             -------------------------

               We conduct our business through three offices, all of which are located in Huntington, Indiana and are owned by First Federal. The following table sets forth information relating to each of our offices as of December 31, 1999. The total net book value of our premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was approximately $2.29 million. See Note 4 of the Notes to the Consolidated Financial Statements.

                                          Date              Square        Net Book Value at
       Location                           Acquired          Footage       December 31, 1999
       --------                           --------          -------       -----------------
Main Office:
    648 North Jefferson Street              1974               5,200              774
    Huntington, Indiana  46750

Branch Offices:
    1240 South Jefferson Street             1981               1,700              243
    Huntington, Indiana  46750

    100 Frontage Road                       1995               5,000(1)         1,275
    Huntington, Indiana  46750

(1)            Includes addition completed in early 1999.

               There was a 2,000 square foot addition to the office located at 100 Frontage Road which was completed during the first quarter 1999. This addition provides space for the financial services subsidiary, the Trust Department and future growth.

               We believe that our current and planned facilities are adequate to meet our present and foreseeable needs. We also maintain an on-line database with an independent service bureau servicing financial institutions.

Item 3.                      Legal Proceedings
                             -----------------

               We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on our results of operations on a consolidated basis.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
                             -------------------------------------------------

               Pages 5 through 15 of the attached annual report to stockholders are herein incorporated by reference.

Item 7.                      Financial Statements
                             --------------------

               The following information appearing in our annual report to stockholders for the year ended December 31, 1999, is incorporated by reference in this annual report on Form 10-KSB as Exhibit 13.


                                                                        Pages in
                                                                         Annual
                                                                         Report
                                                                         ------
Annual Report Section
---------------------

Report of Independent Auditors                                             16
Consolidated Balance Sheets as of December 31, 1999 and 1998               17
Consolidated Statements of Income for the Years Ended December 31,         18
 1999, 1998 and 1997
Consolidated Statements of Changes in Shareholders' Equity for the         19
 Years Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the Years Ended December 31,     20
 1999, 1998 and 1997
Notes to Consolidated Financial Statements                                 21


               With the exception of the aforementioned information, our annual report to stockholders for the year ended December 31, 1999, is not deemed filed as part of this annual report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                             ------------------------------------------------

               There have been no current reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
                             ----------------------------------------------

Directors
---------

               Information concerning our Directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of Northeast Indiana Bancorp and First Federal
-----------------------------------------------------------------

               The following table sets forth certain information regarding our executive officers who are not also a directors.

                                                               Position held with the
                  Name                  Age(1)          First Federal and Northeast Indiana Bancorp
---------------------------------------------------------------------------------------------------
           Darrell E. Blocker            46             Senior Vice President, Treasurer and
                                                        Chief Financial Officer

           Dee Ann Hammel                47             Senior Vice President, Secretary and Chief
                                                        Operating Officer

           Joseph A. Byers               47             Vice President and Senior Trust Officer

--------------
(1)            At December 31, 1999

               The business experience of the executive officers who are not also directors is set forth below.

               Darrell E. Blocker is Senior Vice President, Treasurer and Chief Financial Officer, positions he has held since March 1995. Mr. Blocker first joined First Federal in 1988 as an accountant. Mr. Blocker is responsible for the overall financial functions of First Federal.

               Dee Ann Hammel is Senior Vice President, Secretary and Chief Operations Officer, positions she has held since March 1995. Ms. Hammel first joined First Federal in 1975 as a teller. Ms. Hammel is responsible for directing and controlling First Federal's daily activities.

               Joseph A. Byers is Vice President and Senior Trust Officer of First Federal, a position he has held since August 1998. Mr. Byers first joined First Federal in July 1998 to help establish and manage the Trust Department. Mr. Byers is responsible for management of the Trust Department and the financial services subsidiary. Mr. Byers came to us with 28 years in banking experience, including 20 years of Trust experience.

Compliance with Section 16(a)
-----------------------------

               Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of Northeast Indiana Bancorp's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Northeast Indiana Bancorp. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

               To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1999.

Item 10.       Executive Compensation
               ----------------------

               Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management
               ----------------------------------------

               Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.       Certain Relationships and Related Transactions
               ----------------------------------------------

               Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.       Exhibits and Reports on Form 8-K
               --------------------------------

                  (a)            Exhibits

                                                                                                                    Sequential
                                                                                                                   Page Number
                                                                                                                 Where Attached
                                                                                                                   Exhibits Are
                                                                                                                 Located in This
                                                                                                                   Form 10-KSB
                                                                                                 Reference             Report
                                                                                                ---------------------------------
      3(i)      Articles of Incorporation, including amendments thereto                              *             Not applicable
      3(ii)     By-Laws                                                                              *             Not applicable
      4         Instruments defining the rights of security holders, including debentures            *             Not applicable
      9         Voting Trust Agreement                                                             None            Not applicable
     10         Executive Compensation Plans and Arrangements
                (a)  Employment Contract between Stephen E. Zahn                                     *             Not applicable
                      and First Federal
                (b)  Employment Contract between Darrell Blocker                                     *             Not applicable
                      and First Federal
                (c)  Employment Contract between Dee Ann Hammel                                      *             Not applicable
                      and First Federal
                (d)  1995 Stock Option and Incentive Plan                                            *             Not applicable
                (e)  Recognition and Retention Plan                                                  *             Not applicable
     11         Statement re:  computation of per share earnings                                   None            Not applicable
     13         Annual Report to Security Holders                                                   13                   13
     16         Letter re:  change in certifying accountants                                       None            Not applicable
     18         Letter re:  change in accounting principles                                        None            Not applicable
     21         Subsidiaries of Registrant                                                          21                   21
     22         Published report regarding matters submitted to vote of security holders           None            Not applicable
     23         Consents of Experts and Counsel                                                     23                   23
     24         Power of Attorney                                                              Not required        Not applicable
     27         Financial Data Schedule                                                             27                   27
     99         Additional Exhibits                                                                None            Not applicable

----------------

* Filed as exhibits to our Form S-1 registration statement filed on March 23, 1995 (File No. 33-90558) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

               (b)           Reports on Form 8-K

                             For the year ended December 31, 1999, we filed the following:

               (i)           Form 8-K filed on January 27, 1999, regarding fourth quarter earnings for 1998 and cash dividend.

               (ii)          Form 8-K filed on February 8, 1999, regarding additional financial planning alternatives offered by First Federal.

               (iii)         Form 8-K filed April 14, 1999, announcing first quarter earnings.

               (iv)         Form 8-K filed April 26, 1999,  announcing cash dividend and annual shareholder meeting.

               (v)           Form 8-K filed June 30, 1999, announcing stock repurchase program.

               (vi)          Form 8-K filed July 19, 1999, announcing second quarter earnings.

               (vii)         Form 8-K filed July 29, 1999, announcing second quarter cash dividend.

               (viii)        Form 8-K filed October 22, 1999, announcing third quarter earnings.

               (ix)          Form 8-K filed October 28, 1999, declaring stock dividend and effective increase in cash dividend.


                                   SIGNATURES
                                   ----------


               In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NORTHEAST INDIANA BANCORP, INC.


Date:    March 29, 2000             By:    /S/ Stephen E. Zahn
        ---------------                    -------------------
                                           Stephen E. Zahn
                                           (Duly Authorized Representative)


               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:      /s/ Stephen E. Zahn                         By:      /s/ Darrell E. Blocker
         -------------------                                  ----------------------
         Stephen E. Zahn, Chairman of the                     Darrell E. Blocker, Senior Vice
         Board, President and Chief                           President, Treasurer and Chief
         Executive Officer                                    Financial Officer
         (Principal Executive and Operating                   (Chief Financial and Accounting
         Officer)                                             Officer)

Date:    March 29, 2000                             Date:     March 29, 2000


By:      /s/ Dan L. Stephan                           By:     /s/ J. David Carnes
         ------------------                                   --------------------
         Dan L. Stephan, Director                             J. David Carnes, Director

Date:    March 29, 2000                             Date:     March 29, 2000


By:      /s/ Michael S. Zahn                          By:     /s/ Randall C. Rider
         -------------------                                  --------------------
         Michael S. Zahn, Director                            Randall C. Rider, Director

Date:    March 29, 2000                             Date:     March 29, 2000