Form 10-Q
period 2000-03-31
NORTHEAST INDIANA BANCORP INC
filed 2000-05-15
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

  [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
           EXCHANGE ACT

                        For the transition period from to

                         Commission file number 0-26012.

                         NORTHEAST INDIANA BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                    35-1948594
 ------------------------------                       -------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)


                648 North Jefferson Street, Huntington, IN 46750
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (219) 356-3311

    Check  whether  the Issuer  (1) filed all  reports  required  to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
    (2) has been subject to such requirements for the past 90 days.
    YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                         OUTSTANDING AT MAY 4, 2000
---------------------                         ---------------------------
Common Stock, par value $.01 per share               1,743,036


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                                                            Page
             PART 1.     FINANCIAL INFORMATION (UNAUDITED)

             Item 1.     Financial Statements (Condensed)

                         Consolidated Balance Sheets
                         March 31, 2000 and December 31, 1999                  1

                         Consolidated Statements of Income for the
                          three months ended March 31, 2000 and 1999           2

                         Consolidated Statement of Changes in Shareholders'
                         Equity for the three months ended March 31, 2000      3

                         Consolidated Statements of Cash Flows for the three
                         months ended March 31, 2000 and 1999                  4

                         Notes to Consolidated Financial Statements            5


             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   8



             PART II.    OTHER INFORMATION

             Item 1.     Legal Proceedings                                    14

             Item 2.     Change In Securities                                 14

             Item 3.     Defaults Upon Senior Securities                      14

             Item 4.     Submissions of Matter to a Vote
                         of Security Holders                                  14

             Item 5.     Other Information                                    15

             Item 6.     Exhibits and Reports on Form 8-K                     15

                         Signature page                                       16

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 And December 31, 1999

                                                                                  March 31,          December 31,
                                                                                    2000                1999
                                                                                (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                   $   4,398,782         $   2,938,701
Noninterest earning cash and cash equivalents                                    2,112,863             2,960,502
                                                                             -------------        --------------
        Total cash and cash equivalents                                          6,511,645             5,899,203
Interest-earning deposits in financial institutions                                100,000               100,000
Securities available for sale                                                   33,152,210            33,192,217
Securities held to maturity (fair value: March 31, 2000- $420,251;
  December 31, 1999 - $456,511)                                                    420,251               456,511
Loans receivable, net of allowance for loan losses March 31, 2000
  $1,876,987 and December 31, 1999 $1,766,700                                  209,063,014           208,394,576
Accrued interest receivable                                                        983,635               839,967
Premises and equipment                                                           2,295,754             2,292,342
Investments in limited liability partnerships                                    1,304,732             1,332,128
Other assets                                                                     2,914,347             2,239,874
                                                                             -------------        --------------
        Total assets                                                         $ 256,745,588         $ 254,746,818
                                                                             =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                              $   4,619,909          $  4,407,411
Savings                                                                         10,231,057             9,709,295
NOW and MMDDA                                                                   28,903,106            30,544,441
Other time deposits                                                             97,746,000            98,550,446
                                                                             -------------        --------------
        Total deposits                                                         141,500,072           143,211,593
Borrowed funds                                                                  87,994,439            84,753,919
Accrued expenses and other liabilities                                           1,303,850             1,126,007
                                                                             -------------        --------------
        Total liabilities                                                      230,798,361           229,091,519

Shareholders' equity
        Preferred Stock 500,000 shares authorized; 0 shares issued                     --                    --
        Common stock, $.01 par value: 4,000,000 shares
          authorized; 2,640,672 shares issued at
           March 31, 2000 and December 31,1999                                      26,407                26,407
        Additional paid in capital                                              28,743,036            28,733,423
        Retained earnings, substantially restricted                             10,985,894            10,641,144
        Unearned employee stock ownership plan shares                           (1,018,325)           (1,018,325)
        Unearned recognition and retention plan shares                            (173,814)             (229,851)
        Net unrealized appreciation on securities available
          for sale                                                                (543,060)             (543,742)
        Treasury stock, 897,636 and 887,152 common shares, at
          cost, at March 31, 2000 and December 31, 1999                        (12,072,911)          (11,953,757)
                                                                             -------------        --------------
               Total shareholders' equity                                       25,947,227            25,655,299
                      Total liabilities and shareholders' equity             $ 256,745,588         $ 254,746,818
                                                                             =============       ===============

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2000 and 1999

                                                         Three months ended
                                                              March 31,
                                                       2000             1999
                                                       ----             ----
                                                                     (Unaudited)
Interest income
   Loans, including fees                        $   4,234,434    $    3,770,467
   Taxable securities                                 548,478           226,915
   Non-taxable securities                               5,817             6,487
   Deposits with banks                                 52,190            46,266
                                                -------------     --------------
     Total interest income                          4,840,919         4,050,135

Interest expense
   Deposits                                         1,677,744         1,328,343
   Borrowed funds                                   1,234,806           837,869
                                                -------------     --------------
     Total interest expense                         2,912,550         2,166,212

Net interest income                                 1,928,369         1,883,923
Provision for loan losses                             191,250           100,500
                                                -------------     --------------

Net interest income after provision for loan
  losses                                            1,737,119         1,783,423

Noninterest income
   Service charges on deposit accounts                 85,794            73,050
   Loan servicing fees                                 52,607            67,843
   Other                                               91,095            48,398
                                                -------------     --------------
     Total noninterest income                         229,496           189,291

Noninterest expense
   Salaries and employee benefits                     589,547           523,479
   Occupancy                                          116,180            99,190
   Data processing                                    143,860           126,566
   Insurance expense                                    6,360            19,714
   Professional fees                                   63,065            38,874
   Correspondent bank charges                          55,970            52,528
   Other expense                                      194,231           171,052
                                                -------------     --------------
     Total noninterest expense                      1,169,213         1,031,403
                                                -------------     --------------
Income before income taxes                            797,402           941,311
   Income tax expense                                 278,428           360,287
                                                -------------     --------------

Net income                                      $     518,974       $    581,024
                                                =============       ============
Comprehensive income                            $     519,656       $    556,241
                                                =============       ============

Basic earnings per common share                 $     0.32        $      0.35
Diluted earnings per common share               $     0.32        $      0.34
Net interest margin                                   3.14%              3.70%
Return on average assets                              0.81%              1.10%
Return on average equity                              8.03%              9.18%
Shareholder's Equity to assets                       10.11%             11.74%

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        Three months ended March 31, 2000
                                   (Unaudited)

                                                                                                 Unearned
                                                                                                 Employee       Unearned
                                                                   Additional                     Stock        Recognition
                                                         Common     Paid-in       Retained       Ownership    And Retention
                                                         Stock      Capital       Earnings      Plan Shares    Plan Shares
                                                         -----      -------       --------      -----------    -----------
 Earnings
Balance, December 31, 1999                               26,407   28,733,423     10,641,144      (1,018,325)      (229,851)

Net Income March 31, 2000                                                           518,974



     Total other comprehensive income

Comprehensive income

Dividends Paid $.10 per share year to date                                         (174,224)

Purchase of 14,422 shares of Treasury Stock

Sale of 4,422 shares of Treasury Stock                                (5,942)

Shares committed to be released under  ESOP                           15,426

Purchase of 500 shares for RRP                                           129                                        (5,656)

Amortization of RRP Contributions net of 984                                                                       (61,693)
RRP Shares forfeited
                                                     ----------  -----------   ------------    ------------  -------------
Balance at March 31, 2000                                26,407   28,743,036     10,985,894      (1,018,325)      (173,814)
                                                     ==========  ===========   ============    ============  =============

                                                          Net
                                                       Unrealized
                                                      Appreciation
                                                      on Securities                      Total
                                                       Available-     Treasury       Shareholders'
                                                        For Sale        Stock           Equity
                                                        --------    -------------   --------------
Balance, December 31, 1999                              (543,742)    (11,953,757)      25,655,299

Net Income March 31, 2000                                                                 518,974



     Total other comprehensive income                         682                             682

Comprehensive income                                                                      519,656

Dividends Paid $.10 per share year to date                                               (174,224)

Purchase of 14,422 shares of Treasury Stock                             (162,583)        (162,583)

Sale of 4,422 shares of Treasury Stock                                    48,879           42,937

Shares committed to be released under  ESOP                                                15,426

Purchase of 500 shares for RRP                                             5,527                -

Amortization of RRP Contributions net of 984                             (10,977)          50,716
RRP Shares forfeited
                                                     -------------  -------------      ----------
Balance at March 31, 2000                                (543,060)   (12,072,911)      25,947,227
                                                     =============  =============      ==========


                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999
                                                                                     Three months ended
                                                                                           March 31,
                                                                                    2000                1999
                                                                                    ----                ----
                                                                                         (Unaudited)
Cash flows from operating activities
        Net income                                                            $    518,974         $    581,024
        Adjustments to reconcile net income
          to net cash from operating activities
        Depreciation and amortization                                              117,573               55,256
        Provision for loan losses                                                  191,250              100,500
        Net (gain) loss on sale of foreclosed real estate                            4,437               (1,811)
        Net (gain) loss on sale of premises and equipment                           14,452                    -
        Net (gain) loss on sale of securities available for sale                     1,563                    -

        Reduction of obligation under ESOP                                          15,426               31,640
        Amortization of RRP                                                         50,716               52,971
               Net change in:
                      Other assets                                                (645,541)             506,155
                      Accrued interest receivable                                 (143,668)              70,415
                      Accrued expenses and other liabilities                       177,843             (198,191)
                                                                                -----------          ----------
                      Total adjustments                                           (215,949)             616,935
                                                                                -----------          ----------
                                    Net cash from operating activities             303,025            1,197,959

Cash flows from investing activities
        Purchases of securities available for sale                              (5,057,675)            (689,783)
        Proceeds from maturities and principal payments
          of securities available for sale                                          67,874            2,356,987
        Proceeds from maturities and principal payments
          of securities held to maturity                                            36,212               35,264
        Proceeds from sale of securities available for sale                      4,998,438                    -
        Purchases of loans                                                               -                    -
        Proceeds from sale of loans                                                      -                    -
        Net change in loans                                                       (938,066)          (4.824,301)
        Proceeds from sale of foreclosed real estate                                44,563               92,856
        Expenditures on premises and equipment                                     (77,433)            (151,537)
        Proceeds from sale of premises and equipment                                   375                    -
                                                                               -----------           ----------
               Net cash from investing activities                                 (925,712)          (3,180,514)

Cash flows from financing activities
        Net change in deposits                                                  (1,711,521)            (165,262)
        Advances from FHLB                                                      45,000,000           27,000,000
        Repayment of FHLB advances                                             (41,499,772)         (24,999,745)
        Payments of demand notes                                                         -             (390,000)
        Net change in other borrowed funds                                        (259,708)             513,412
        Dividends paid                                                            (174,224)            (150,112)
        Purchase of stock                                                         (162,583)            (333,225)
        Sale of treasury stock                                                      42,937                7,476
                                                                               -----------           ----------
               Net cash from financing activities                                1,235,129            1,482,544
                                                                               -----------           ----------

Net change in cash and cash equivalents                                            612,442             (500,011)

Cash and cash equivalents at beginning of period                                 5,899,203            6,295,637
                                                                               -----------           ----------

Cash and cash equivalents at end of period                                    $  6,511,645         $  5,795,626
                                                                              ============           ==========

Cash paid for:
        Interest                                                              $  2,777,447         $  2,163,139
        Income taxes                                                                82,000               50,000

Non-cash transactions:
        Investment in obligation relative to limited partnership                  $      -              $     -
        Transfer from loans to other real estate                                    78,378               32,829

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 2000 and 1999 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan ("ESOP"). At the date of conversion the ESOP purchased 211,261 shares of common stock (restated) of Northeast Indiana Bancorp, which was financed, by Northeast Indiana Bancorp and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of First Federal are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of December 31, 1999, 88,044 shares have been distributed to the plan participants.

NOTE 3 - EARNINGS PER SHARE
Basic earnings per share are based on weighted-average common shares outstanding. Diluted earnings per share further assume issue of any dilutive potential common shares. The following table has been restated to reflect the 10% stock dividend announced on October 26, 1999 and payable on November 22, 1999 to shareholders of record on November 8, 1999.

                                                                   Three months ended
                                                                       March 31,
                                                                 2000               1999
                                                                 ----               ----
Earnings Per Share
  Net income available to common shareholders                 $  518,974        $  581,024
  Weighted average common shares outstanding                   1,606,319         1,650,047
     Basic Earnings Per Share                                 $     0.32        $     0.35

Earnings Per Share Assuming Dilution
   Net income available to common shareholders                $  518,974        $  581,024
   Weighted average common shares outstanding                  1,606,319         1,650,047
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                        30,268            64,916
   Weighted average and dilutive common shares
      outstanding                                              1,636,587         1,714,963
Diluted earnings per share                                    $     0.32        $     0.34

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 4 - COMMON STOCK DIVIDENDS

On April 21, 2000 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.10 per share. The dividend will be paid on May 22, 2000 to shareholders of record on May 8, 2000. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $174,000.

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

NOTE 5 - STOCK REPURCHASE PLAN

On June 29, 1999 Northeast Indiana Bancorp announced a new stock repurchase program to repurchase 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 180,165 shares. As of May 4, 2000, 53,100 shares have been repurchased under this program since its announcement.

There were also 4,422 shares repurchased from exercised options year to date through May 4, 2000 and 984 shares of RRP's relinquished due to early retirement.

                        NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2000, the capital requirements for First Federal under those regulatory requirements and First Federal's actual capital ratios. As of March 31, 2000, First Federal substantially exceeded all current regulatory capital standards.

                                                                             Minimum Required For       Minimum Required To Be Well
                                                                           Capital Adequacy Purpose      Capitalized Under Prompt
                                                          Actual                                       Corrective Action Regulations
                                                    Amount       Ratio      Amount           Ratio           Amount      Ratio
                                                    ------      -------     ------          -------          ------     -------
                                                                            (Dollars in thousands)
Total Capital
(to risk weighted assets)                         $25,517        15.59%      $13,096           8.0%          $16,370       10.0%


Tier 1 (core) capital
(to risk weighted assets)                          24,354        14.88%        6,548           4.0%            9,822        6.0%


Tier 1(core) capital
(to adjusted total assets)                         24,354         9.47%       10,291           4.0%           12,864        5.0%

Tier 1 (core) capital
(to average assets)                                24,354         9.53%       10,217           4.0%           12,772        5.0%

                         NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at March 31, 2000, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings. First Federal's earnings are also affected by provisions for loan losses, service charge and fee income, and other non-interest income, operating expenses and income taxes. Operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing, federal deposit insurance premiums and other general administrative expenses.

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

TRUST AND FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department, which began operations in the fourth quarter. At the end of March 31, 2000, $20.4 million was held under asset management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

                        NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets increased $2.0 million or 0.79% from $254.7 million at December 31, 1999 to $256.7 million at March 31, 2000. This increase was due primarily to funds generated from increased borrowings of $3.2 million net of decreased deposits of $1.7 million.

Net loans receivable increased $668,000 or 0.32% from $208.4 million at December 31, 1999 to $209.1 million at March 31, 2000. The increase in loans during the first three months of 2000 was in mortgage loan products which accounted for $728,000 of the increase along with a $798,000 increase in commercial lending and $748,000 decrease in consumer lending. This growth was because of the generally favorable market conditions. Allowances for loan losses increased approximately $110,000 through the three months ended March 31, 2000. This increase was to provide a general allowance for the increases in non-residential real estate, commercial and credit cards loans. The allowance of $1.9 million includes $714,000 of specific reserves for loans or partial loans classified as substandard.

INVESTMENTS

Securities available-for-sale remained unchanged at $33.2 million for the period December 31, 1999 to March 31, 2000. Investments of $5.1 million were purchased to replenish the $5.1 million of calls, payments, maturities and sales of investments.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $519,000 or $0.32 per diluted share for the three months ended March 31, 2000 compared to $581,000 or $0.34 per diluted share for the three months ended March 31, 1999. Note that all per share earnings have been restated to reflect the 10% stock dividend paid on November 22, 1999.

Net interest income remained unchanged at $1.9 million for the three months ended March 31, 2000 compared to $1.9 million for the three months ended March 31, 1999. Interest income increased $791,000 to $4.8 million for March 31, 2000 compared to $4.1 million for March 31, 1999. For the first quarter interest expense increased $747,000 to $2.9 million for the quarter ended March 31, 2000 compared to $2.2 million March 31, 1999.

                        NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Provisions for loan losses increased by $91,000 for the three months ended March 31, 2000 compared to the same period ended March 31, 1999. The increases provisions are discussed in more detail under the non-performing assets and allowance for loan loss section.

Non-interest income increased to $229,000 for the three months ended March 31, 2000 compared to $189,000 for the comparable period in 1999. This represents an increase of $40,000 or 21.2% for the three months ended March 31, 2000. This increase is from service fees on deposits and other income including fee income from Trust and Financial Services and insurance.

Non-interest expense increased to $1.2 million for the three months ended March 31, 2000 compared to $1.0 million for the corresponding period in 1999. This represents an increase of $200,000 for the three months ended March 31, 2000. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 2000 and additional employees added to support customer service as we grow. Data processing expense has increased $17,000 for the three months ended March 31, 2000 due to software upgrades and increased processing volume and fees.

Income tax expense decreased for the three months ended March 31, 2000 due to lower taxable income compared to 1999 and an increase in the available tax credits from the Northeast Indiana Bancorp's investment in a low income housing project.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $191,000 for the three months ended March 31, 2000 compared to $100,000 for the same period ended March 31, 1999. The current provision for the first quarter is anticipated to continue for the second quarter 2000 as we continue to recognize the need for higher allowances due to the higher risks associated with commercial and consumer loans and the specific reserves set up for several classified loans.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned which has

                        NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS


been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                         March 31       December 31
                                                            2000            1999
                                                            ----            ----
             Non-performing loans
                One-to-four-family                       $     342        $      339
                Multi-family                                    23                22
                Commercial real estate                           -               247
                Construction or development                    693               683
                Consumer                                       463               186
                Commercial Business                            354               233
                                                         ---------        ----------
                   Total                                     1,875             1,710
                                                         ---------        ----------
             Foreclosed assets

                One-to-four-family                              78                49
                Commercial                                       -                 -
                                                         ---------        ----------
                   Total                                        78                49
                                                         ---------        ----------
             Repossessed Assets
                Consumer                                        51                14
                                                         ---------        ----------
                   Total                                        51                14
                                                         ---------        ----------

                   Total non-performing assets               2,004             1,773
                                                         =========        ==========
                   Total non-performing assets as a
                       percentage of total assets             0.78%             0.70%
                                                         =========        ==========

Total non-performing assets increased from $1.8 million to $2.0 million or 0.78% of total assets at March 31, 2000 from 0.70% of total assets at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed

                        NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

as a percent of total adjusted assets. At March 31, 2000, First Federal exceeded all regulatory capital standards.

At March 31, 2000, First Federal's risk based capital was $25.5 million or 15.59% of risk adjusted assets, which exceeds the $13.1 million and the 8.0% OTS requirement by $12.4 million and 7.59%. First Federal's core capital at March 31, 2000 is $24.4 million or 9.47%, which exceeds the OTS requirement of $10.3 million, and 4.00% by $14.1 million and 5.47%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 2000, First Federal's liquidity ratio was 11.70%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of March 31, 2000, First Federal had commitments to originate loans and to fund open lines of credit totaling $23.2 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, has grown substantially for the last several years and therefore our liquidity position has tightened as we have leveraged our capital. First Federal now expects asset growth to slow as rates increase therefore reducing loan demand.

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings by Northeast Indiana Bancorp with the Securities and Exchange Commission, in Northeast Indiana Bancorp's press releases or other public or shareholder communications, or in oral statements made with the

                        NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS (CONTINUED)

approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Northeast Indiana Bancorp's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Northeast Indiana Bancorp's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Northeast Indiana Bancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect Northeast Indiana Bancorp's financial performance and could cause Northeast Indiana Bancorp's actual results for future periods to differ materially from those anticipated or projected.

Northeast Indiana Bancorp does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information

ITEM 1 - LEGAL PROCEEDING

               Northeast Indiana Bancorp and First Federal are involved from time to time, as plaintiff or defendant in various legal actions arising from the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material effect on Northeast Indiana Bancorp's results of operations on a consolidated basis.

ITEM 2 - CHANGES IN SECURITIES
               None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

          (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 19, 2000. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

              (1) The election of the following directors for a three year term:

                                                    Votes
                                                    -----
                                           For                Withheld
                                           ---                --------

               Michael S. Zahn           1,279,678            32,979
               Randall C. Rider          1,281,594            31,063

              (2) Ratification of Crowe,  Chizek and Company LLP as auditors for the year ending December 31, 2000:


                                         Votes
                                         -----

                   For                  Against                 Withheld
                   ---                  -------                 --------

                1,283,898               18,161                   10,598

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                    Continued


ITEM 5 - OTHER INFORMATION
               None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)            Exhibits
                      None

               (b) Reports on Form 8-K

                 (1) January 18, 2000 Announcing Fourth Quarter Earnings

                 (2) January 26, 2000 Announcing Cash Dividends

                 (3) April 21,  2000  Announcing  First  Quarter  Earnings, Cash
                     Dividends and Annual Meeting Results

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTHEAST INDIANA BANCORP, INC.


 Date:  May 15, 2000                 By:   /S/ Stephen E. Zahn
                                           -------------------
                                           STEPHEN E. ZAHN
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


 Date:  May 15, 2000                 By:   /S/  Darrell E. Blocker
                                           -----------------------
                                           DARRELL E. BLOCKER
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)