Form 10QSB
period 2000-06-30
NORTHEAST INDIANA BANCORP INC
filed 2000-08-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

  [_]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
               EXCHANGE ACT

                        For the transition period from to


                        Commission file number 0-26012.

                         NORTHEAST INDIANA BANCORP, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                         35-1948594
 -------------------------------                            -----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


 648 North Jefferson Street, Huntington, IN                   46750
 -------------------------------------------                ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                            OUTSTANDING AT JULY 26, 2000
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                   1,733,036


               Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX

                                                                                     Page

           PART 1.     FINANCIAL INFORMATION (UNAUDITED)

           Item 1.     Financial Statements (Condensed)

                       Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999                             1


                       Consolidated Statements of Income for the
                        three and six months ended June 30, 2000 and 1999              2

                       Consolidated Statement of Change in Shareholders' Equity
                       for the six months ended June 30, 2000                          3

                       Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2000 and 1999                             4

                       Notes to Consolidated Financial Statements                      5


           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                             8



           PART II.    OTHER INFORMATION                                               15

                       Signature page                                                  17

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 And December 31, 1999


                                                                                        June 30,                   December 31,
                                                                                          2000                        1999
                                                                                      (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                        $           2,490,772   $           2,938,701
Noninterest earning cash and cash equivalents                                                 2,787,242               2,960,502
                                                                                  ---------------------   ---------------------
        Total Cash and cash equivalents                                                       5,278,014               5,899,203
Interest-earning deposits in financial institutions                                                   -                 100,000
Securities available for sale                                                                33,173,189              33,192,217
Securities held to maturity (fair value:
    June 30, 2000- $420,147;December 31, 1999 - $456,511)                                       420,147                 456,511
Loans receivable, net of allowance for loan losses:  June 30,
    2000 - $1,438,687; and December 31, 1999 - $1,766,700                                   208,697,189             208,394,576
Accrued interest receivable                                                                     893,818                 839,967
Premises and equipment                                                                        2,270,208               2,292,342
Investments in limited liability partnerships                                                 1,774,664               1,332,128
Other assets                                                                                  3,385,462               2,239,874
                                                                                  ---------------------   ---------------------
        Total assets                                                              $         255,892,691   $         254,746,818
                                                                                  =====================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                   $           4,636,028   $           4,407,411
Savings                                                                                      10,022,139               9,709,295
NOW and MMDDA                                                                                27,886,435              30,544,441
Other time deposits                                                                          83,816,211              98,550,446
                                                                                  ---------------------   ---------------------
        Total deposits                                                                      126,360,813             143,211,593
Borrowed funds                                                                              102,020,577              84,753,919
Accrued expenses and other liabilities                                                        1,144,133               1,126,007
                                                                                  ---------------------   ---------------------
        Total liabilities                                                                   229,525,523             229,091,519

Shareholders' equity
        Preferred Stock 500,000 shares authorized; 0 shares issued                                   --                      --
        Common stock, $.01 par value: 4,000,000 shares
              authorized; 2,640,672 shares issued at
           June 30, 2000 and December 31,1999                                                    26,407                  26,407
        Additional paid in capital                                                           28,755,734              28,733,423
        Retained earnings, substantially restricted                                          11,316,189              10,641,144
        Unearned employee stock ownership plan shares                                          (945,588)             (1,018,325)
        Unearned recognition and retention plan shares                                         (123,097)               (229,851)
        Net unrealized appreciation (depreciation) on securities available
              for sale                                                                         (473,629)               (543,742)
        Treasury stock, 907,636 and 887,152 common shares, at
          cost, at June 30, 2000 and December 31, 1999                                      (12,188,848)            (11,953,757)
                                                                                  ---------------------   ---------------------
               Total shareholders' equity                                                    26,367,168              25,655,299
                                                                                  ---------------------   ---------------------
                      Total liabilities and shareholders' equity                  $         255,892,691   $         254,746,818
                                                                                  =====================   =====================

The accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2000 and 1999


                                                       Three months ended                   Six months ended
                                                             June 30,                           June 30,
                                                    2000               1999              2000               1999
                                                    ----              -----             -----               ----
                                                                            (Unaudited)
Interest income
   Loans, including fees                        $ 4,297,346        $ 3,879,112       $ 8,531,780        $ 7,649,579
   Taxable securities                               567,664            348,835         1,116,141            575,750
   Non-taxable securities                             5,544              6,363            11,362             12,850
   Deposits with banks                               61,630             46,841           113,820             93,107
                                                -----------        -----------       -----------        -----------
     Total interest income                        4,932,184          4,281,151         9,773,103          8,331,286

Interest expense
   Deposits                                       1,593,214          1,333,376         3,270,957          2,661,719
   Borrowed funds                                 1,479,554            983,410         2,714,360          1,821,279
                                                -----------        -----------       -----------        -----------
     Total interest expense                       3,072,768          2,316,786         5,985,317          4,482,998

Net interest income                               1,859,416          1,964,365         3,787,786          3,848,288
Provision for loan losses                           191,250             34,500           382,500            135,000
                                                -----------        -----------       -----------        -----------

Net interest income after provision
  for loan losses                                 1,668,166          1,929,865         3,405,286          3,713,288

Noninterest income
   Service charges on deposit accounts               93,161             91,029           178,956            164,079
   Loan servicing fees                               45,537             58,173            98,144            126,016
   Net realized loss on sale of securities           (1,563)                 -            (1,563)                 -
   Other                                             88,053             58,967           179,148            107,365
                                                -----------        -----------       -----------        -----------
     Total noninterest income                       225,188            208,169           454,685            397,460

Noninterest expense
   Salaries and employee benefits                   601,453            526,082         1,191,000          1,049,561
   Occupancy                                        103,661             96,472           219,841            195,662
   Data processing                                  137,286            135,420           281,147            261,986
   Insurance expense                                  7,402             18,152            13,762             37,867
   Professional fees                                 56,025             35,563           119,090             74,437
   Correspondent bank charges                        60,894             56,600           116,864            109,128
   Other expense                                    196,765            161,024           390,996            332,075
                                                -----------        -----------       -----------        -----------
     Total noninterest expense                    1,163,486          1,029,313         2,332,700          2,060,716
Income before income taxes                          729,868          1,108,721         1,527,271          2,050,032
   Income tax expense                               225,270            418,680           503,698            778,967
                                                -----------        -----------       -----------        -----------

Net income                                      $   504,598        $   690,041       $ 1,023,573        $ 1,271,065
                                                ===========        ===========       ===========        ===========

Comprehensive Income                            $   574,030        $   520,898       $ 1,093,686        $ 1,077,139
                                                ===========        ===========       ===========        ===========

Basic earnings per common share                  $      0.32       $      0.42        $      0.64       $      0.77
Diluted earnings per common share                $      0.31       $      0.42        $      0.63       $      0.75
Return on average assets                                0.79%             1.22%              0.80%             1.16%
Return on average equity                                7.77%            10.88%              7.90%            10.03%
Equity to assets                                       10.30%            10.64%             10.30%            10.64%

See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         Six months ended June 30, 2000

                                   (Unaudited)


                                                                                   Unearned     Unearned
                                                                                   Employee    Regcognition
                                                          Additional                 Stock         And      on Securities
                                                Common     Paid in     Retained    Ownership    Retention     Available
                                                 Stock     Capital     Earnings   Plan Shares  Plan Shares    For-Sale
                                                -------   ---------   ----------  -----------  ------------  ----------
Balance, January 1, 2000                        26,407   28,733,423   10,641,144  (1,018,325)   (229,851)     (543,742)

Net Income June 30, 2000                                               1,023,573



                                                                                                                70,113
 Total other comprehensive income


Comprehensive income

Dividends Paid $.20 per share year to date                              (348,528)

Purchase of 24,422 shares of Treasury Stock

Sale of 4,422 shares of Treasury Stock                       (5,942)

Shares committed to be released under  ESOP                  28,124                   72,737

Purchase of 500 shares for RRP                                  129                               (5,656)

Amortization of RRP Contributions                                                                112,410
                                            -----------  ----------    ----------   ---------   ---------     ---------
Balance at June 30, 2000                        26,407   28,755,734    11,316,189    (945,588)   (123,097)     (473,629)
                                            ===========  ==========    ==========   =========   =========     =========

                 See accompanying notes to financial statements




                                                                   Total
                                                 Treasury       Shareholders'
                                                   Stock           Equity
                                                -----------     ------------
Balance, January 1, 2000                        (11,953,757)     25,655,299

Net Income June 30, 2000                                          1,023,573




 Total other comprehensive income                                    70,113
                                                                 ----------

Comprehensive income                                              1,093,686

Dividends Paid $.20 per share year to date                         (348,528)

Purchase of 24,422 shares of Treasury Stock        (278,520)       (278,520)

Sale of 4,422 shares of Treasury Stock               48,879          42,937

Shares committed to be released under  ESOP                         100,861

Purchase of 500 shares for RRP                        5,527              --

Amortization of RRP Contributions                   (10,977)        101,433
                                                ------------    ------------
Balance at June 30, 2000                        (12,188,848)     26,367,168
                                                ============    ============


  See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999

                                                                                    Six months ended
                                                                                         June 30,
                                                                                 2000                 1999
                                                                                 ----                 ----
                                                                                        (Unaudited)
Cash flows from operating activities
        Net income                                                          $   1,023,573       $   1,271,065
        Adjustments to reconcile net income
          to net cash from operating activities
        Depreciation and amortization                                             200,551             109,989
        Provision for loan losses                                                 382,500             135,000
        Net (gain) loss on sale of foreclosed real estate                          18,116              (1,811)
        Net (gain) loss on sale of premises and equipment                          14,377                  --
        Net (gain) loss on sale of securities                                       1,563                  --
        Reduction of obligation under ESOP                                        100,861             119,856
        Amortization of RRP                                                       101,433             105,942
               Net change in:
                      Other assets                                               (874,713)            478,403
                      Accrued interest receivable                                 (53,851)           (221,044)
                      Accrued expenses and other liabilities                       18,126            (407,599)
                                                                            -------------       -------------
                      Total adjustments                                           (91,037)            318,736
                                                                            -------------       -------------
                                    Net cash from operating activities            932,536           1,589,801

Cash flows from investing activities
        Net decrease in interest bearing deposits in other
           other financial institutions                                           100,000                  --
        Purchases of securities available for sale                             (5,070,223)        (24,532,035)
        Proceeds from maturities and principal payments
          of securities available for sale                                        179,884           3,832,663
        Proceeds from maturities and principal payments
          of securities held to maturity                                           36,316              35,512
        Proceeds from sale of securities available for sale                     4,998,438                  --
        Purchases of loans                                                     (1,006,837)                 --
        Net change in loans                                                      (122,996)         (9,372,723)
        Proceeds from sale of foreclosed real estate                              109,763              93,306
        Expenditures on premises and equipment                                   (110,287)           (164,463)
        Proceeds from sale of premises and equipment                                  450                  --
                                                                            -------------       -------------
               Net cash from investing activities                                (885,492)        (30,107,740)

Cash flows from financing activities
        Net change in deposits                                                (16,850,780)            364,532

        Advances from FHLB                                                    102,000,000          58,500,000
        Repayment of FHLB advances                                            (86,099,545)        (35,099,487)
        Payments of demand notes                                                  (25,000)           (576,250)
        Net change in other borrowed funds                                        891,203           3,938,156
        Dividends paid                                                           (348,528)           (298,424)
        Purchase of stock                                                        (278,520)           (538,725)
        Sale of treasury stock                                                     42,937              22,747
                                                                            -------------       -------------
               Net cash from financing activities                                (668,233)         26,312,549
                                                                            -------------       -------------

Net change in cash and cash equivalents                                          (621,189)         (2,205,390)

Cash and cash equivalents at beginning of period                                5,899,203           6,295,637
                                                                            -------------       -------------

Cash and cash equivalents at end of period                                  $   5,278,014       $   4,090,247
                                                                            =============       =============


Cash paid for:
        Interest                                                            $   5,977,053       $   4,434,680

        Income taxes                                                              671,700             693,000

Non-cash transactions:
        Obligation relative to investment in limited partnership            $     500,000       $          --
        Transfer from loans to other real estate                                  444,720              70,144

See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 2000 and 1999 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc.("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

Northeast Indiana Bancorp has established an employee stock ownership plan ("ESOP"). At the date of conversion the ESOP purchased 211,261 shares of common stock of Northeast Indiana Bancorp which was financed by Northeast Indiana Bancorp and collateralized by the shares purchased. The borrowing is payable in semi-annual principal payments of $72,000 over a 12 year period plus interest. All employees of First Federal are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. As of December 31, 1999, 88,044 shares have been distributed to the plan participants.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The following table has been restated to reflect the 10% stock dividend announced on October 26, 1999 and payable on November 22, 1999 to shareholders of record on November 8, 1999.

                                                                 Three months ended             Six months ended
                                                                      June 30,                      June 30,
                                                                      --------                      --------
                                                                2000            1999         2000              1999
                                                                ----            ----         ----              ----
Earnings Per Share
  Net Income available to common shareholders               $  504,598      $  690,041     $ 1,023,573      $1,271,065
  Weighted average common shares outstanding                 1,600,061       1,634,024       1,603,190       1,642,016
     Basic Earnings Per Share                               $     0.32      $     0.42     $      0.64      $     0.77

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders              $  504,598      $  690,041      $1,023,573      $1,271,065
   Weighted average common shares outstanding                1,600,061       1,634,024       1,603,190       1,642,016
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                      12,674          20,457          28,443          58,999
   Weighted average and dilutive common shares
      Outstanding                                            1,612,735       1,654,481       1,631,633       1,701,015
       Diluted earnings per share                           $     0.31      $     0.42      $     0.63      $     0.75

NOTE 4 - COMMON STOCK DIVIDENDS

On July 31, 2000, the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.10 per share. The dividend will be paid on August 28, 2000 to shareholders of record on August 16, 2000. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $173,000.

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


NOTE 5 - STOCK REPURCHASE PLAN

On June 29, 1999, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 10% of the outstanding shares in the open market as Treasury shares over the next twelve months. At June 30, 2000, the end of the twelve month period, approximately 63,000 shares were repurchased by this program.

There were also 4,422 shares repurchased from exercised options year to date through July 31, 2000 and 984 shares of RRP's relinquished due to early retirement.

NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2000, the capital requirements for First Federal under federal regulatory agencies and First Federal's actual capital ratios. As of June 30, 2000, First Federal substantially exceeded all current regulatory capital standards.


                                                                                                        Minimum Required To Be Well
                                                                                                          Capitalized Under Prompt
                                                                               Minimum Required For    Corrective Action Regulations
                                                              Actual        Capital Adequacy Purpose
                                                       Amount        Ratio     Amount         Ratio       Amount           Ratio
                                                       ------        -----     ------         -----       ------           -----
                                                                              (Dollars in thousands)
Total Capital
(to risk weighted assets)                          $  25,941        15.9%     $  13,079        8.0%     $  16,349          10.0%

Tier 1 (core) capital (to risk weighted assets)
                                                      24,846        15.2%         6,539        4.0%         9,809           6.0%

Tier 1(core) capital (to adjusted total assets)
                                                      24,846         9.7%        10,240        4.0%        12,800           5.0%

Tier 1 (core) capital (to average assets)
                                                      24,846         9.7%        10,240        4.0%        12,800           5.0%



NOTE 7 - RECLASSIFICATIONS

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at June 30, 2000, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST/FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department which began operations in the fourth quarter. At the end of June 30, 2000, approximately $21.8 million in trust assets were held under management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets increased $1.2 million or 0.47% from $254.7 million at December 31, 1999 to $255.9 million at June 30, 2000. This small increase was due primarily to slow loan growth. Funds were generated from $933,000 of operating activities and increased borrowings of $17.3 million, which were offset by decreased deposits of $16.9 million. During the first six months of 2000 Northeast Indiana Bancorp purchased 1.39% of the outstanding shares to fund Treasury Stock which reduced our capital $278,000.

Net loans receivable increased $302,000 or 0.15% from $208.4 million at December 31, 1999 to $208.7 million at June 30, 2000. The increase in loans during the first six months of 2000 was predominantly in commercial loan products which accounted for $1.2 million of the increase, offset by a $1.3 million decrease in consumer lending and an $892,000 decrease in mortgage loan products. The loan contra accounts including undisbursed loan funds decreased from $4.6 million to $3.6 million approximately $1.0 million. This slow growth on lending products was generally because of the market conditions reflecting higher rates. Allowance for loan losses decreased approximately $328,000 through the six months ended June 30, 2000. This decrease was a result of net actual losses taken of $710,000 through the first six months of 2000 offset by the provision for loan losses of $382,000.

INVESTMENTS

Securities available for sale remained unchanged at $33.2 million at December 31, 1999 to June 30, 2000. Investments of $5.1 million were purchased to replenish the $5.1 million of calls, payments, maturities and sales of investments.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $505,000 or $0.31 per diluted share and $1.0 million or $0.63 per diluted share for the three and six months ended June 30, 2000 compared to $690,000 or $0.42 per diluted share and $1.3 million or $0.75 per diluted share for the three and six months ended June 30, 1999. Note that all per share earnings have been restated to reflect the 10% stock dividend to be paid on November 22, 1999.


                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


RESULTS OF OPERATIONS (CONTINUED)

Net interest income decreased to $1.9 million for the three months ended June 30, 2000 compared to $2.0 million for the three months ended June 30, 1999. Net interest income remained flat at $3.8 million for the six months ended June 30, 2000 and June 30, 1999. Interest income increased $651,000 to $4.9 million for June 30, 2000 compared to $4.3 million for June 30, 1999. Interest income for the six months ended June 30, 2000 was $9.8 million compared to $8.3 million for the six months ended June 30, 1999, an increase of $1.4 million or 17.31%. For the second quarter, interest expense increased $756,000 to $3.1 million for the quarter ended June 30, 2000 compared to $2.3 million June 30, 1999. Interest expense for the six months ended June 30, 2000 was approximately $6.0 million an increase of $1.5 million over the $4.5 million expensed for the same period ended June 30, 1999. This increase is due to borrowed funds and time deposits repricing at higher rates as they mature. During the first half of 2000, we have changed our mix to reduce wholesale time deposit balances, which increased our FHLB advances position.

Provisions for loan losses increased by $157,000 for the three months ended June 30, 2000 compared to the same period ended June 30, 1999. The increases to provisions are discussed in more detail under non-performing assets and allowances for loan losses.

Non-interest income increased to $225,000 for the three months ended June 30, 2000 compared to $208,000 for the comparable period in 1999. This represents an increase of $17,000 for the quarter over the same period last year. Non-interest income increased to $455,000 compared to $397,000 for the six months ended June 30, 2000 and 1999 respectively. This increase of $58,000 or 14.6% is the result of deposit account service fees and other income including fee income from the Trust and the Financial Services.

Non-interest expense increased to $1.2 million and $2.3 million for the three and six months ended June 30, 2000 compared to $1.0 million and $2.1 million for the corresponding period in 1999. This represents an increase of $134,000 and $272,000 for the three and six months ended June 30, 2000 compared to the corresponding periods in 1999. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 2000 and additional employees added to support customer service needs. Data processing expense has increased to $137,000 and $281,000 for the three and six months ended June 30, 2000 due to software upgrades and increased processing volume and fees compared to $135,000 and $262,000 for the same periods ended June 30, 1999.


                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


RESULTS OF OPERATIONS (CONTINUED)

Income tax expense decreased for the three and six months ended June 30, 2000 due to lower taxable income compared to the same periods 1999 and an increase in the available tax credits from First Federal's investment in low income housing projects.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $191,000 and $383,000 for the three and six months ended June 30, 2000 compared to $35,000 and $135,000 for the same periods ended June 30, 1999. Management believes our current allowance for loan loss is adequate and is weighted for the mix of loans currently held; therefore we anticipate that the quarterly expense will be maintained for the third quarter 2000.

We had several consumer and commercial loans which had been classified and were written off during the second quarter ended June 30, 2000. The net write-off amount was $710,000 for the quarter of which $375,000 were included in the first quarter specific reserves, bringing our June 30, 2000 allowances for loan losses to $1.4 million from $1.8 million at December 1999. The $1.4 million includes $343,000 assigned to specific loans and the remaining $1.1 million is allocated across loan product lines.

                                    (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(Continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure. The following table summarizes in thousands the various categories of non-performing assets:


                                                           June 30             December 31
                                                             2000                  1999
                                                             ----                  ----
               Non-accruing loans
                 One-to-four family                          $       396        $        399
                 Multi- family                                        27                  22
                 Commercial real estate                               --                 247
                 Construction or development                         453                 683
                 Consumer                                            122                 186
                 Commercial business                                 354                 233
                                                        ----------------- ------------------

               Total                                               1,352               1,710
                                                        -----------------  ------------------
               Foreclosed assets
                 One -to-four -family                                123                  49
                 Commercial                                           --                  --
                 Land                                                243                  --
                                                        -----------------  -----------------
               Total                                                 366                  49
               Repossessed assets
                 Consumer                                             99                  14
                                                        ----------------   -----------------
               Total                                                  99                  14
                                                        ================   =================
                  Total non-performing assets                $     1,817        $      1,773
                                                        ================   =================
                  Total non-performing assets as a
                   percentage of total assets                       0.71%               0.70%




Total non-performing assets remained at $1.8 million for both June 30, 2000 and December 31, 1999. The non-performing asset ratio increased slightly to 0.71% on June 30, 2000 from 0.70% at December 31, 1999.


                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, and a leverage ratio of core capital to total assets. At June 30, 2000, First Federal exceeded all regulatory capital standards.

At June 30, 2000, First Federal's risk based capital was $25.9 million or 15.87% of risk adjusted assets which exceeds the $13.1 million and the 8.0% OTS requirement by $12.8 million and 7.87%. First Federal's core capital at June 30, 2000 is $24.8 million or 9.71% which exceeds the OTS requirement of $10.2 million and 4.00% by $14.6 million and 5.71%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of June 30, 2000, First Federal's liquidity ratio was 4.53%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 2000, First Federal had commitments to originate loans and to fund open lines of credit totaling $19.0 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, has grown substantially for the last several years and therefore our liquidity position has tightened as we have leveraged our capital. First Federal now expects asset growth to slow as rates increase, therefore reducing loan demand.



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


                                  (Continued)

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 19, 2000. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

               (1) The election of the following directors for a three year term:

                                                        Votes
                                                        -----
                                              For                  Withheld
                                              ---                  --------

                  Michael S. Zahn          1,279,678                32,979
                  Randall C Rider          1,281,594                31,063


               (2) Ratification of Crowe, Chizek and Company, LLP as auditors for the year ending December 31, 2000:

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

ITEM 5 - OTHER INFORMATION
               None

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
               (a)      Exhibits
                      None

               (b) Reports on Form 8-K

                   (1) April 21, 2000 Announcing First Quarter Earnings, Cash
                       Dividends and Annual Meeting Results

                   (2) July 21, 2000 Announcing Second Quarter Earnings

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORTHEAST INDIANA BANCORP, INC.


Date:  August 14, 2000          By:    /S/ STEPHEN E. ZAHN
                                       ---------------------------
                                       Stephen E. Zahn
                                       President and Chief Executive Officer
                                      (Duly Authorized Officer)


Date:  August 14, 2000          By:    /S/ DARRELL E. BLOCKER
                                       ----------------------------
                                       Darrell E. Blocker
                                       Senior Vice President and
                                          Chief Financial Officer
                                         (Principal Financial Officer)