Form 10QSB
period 2000-09-30
NORTHEAST INDIANA BANCORP INC
filed 2000-11-20
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                      OUTSTANDING AT OCTOBER 31, 2000
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share approximately 1,718,036


          Transitional Small Business Disclosure Format: YES [_] NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX

 PART 1.    FINANCIAL INFORMATION                                      PAGE NO.

 Item 1.    Financial Statements (Condensed)

            Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999                      1

            Consolidated Statements of Income for the
            three and nine months ended September 30, 2000 and 1999       2

            Consolidated Statement of Change in Shareholders' Equity
            for the nine months ended September 30, 2000                  3

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999                      4

            Notes to Consolidated Financial Statements                    5


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7



 PART II.   OTHER INFORMATION                                            14

            Signature page                                               16

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


                                                                                        September 30,       December 31,
                                                                                            2000                1999
                                                                                        (Unaudited)

ASSETS
Interest earning cash and cash equivalents                                          $         8,204,380  $        2,938,701
Noninterest earning cash and cash equivalents                                                 2,630,878           2,960,502
                                                                                    -------------------  ------------------
     Total Cash and cash equivalents                                                         10,835,258           5,899,203
Interest-earning deposits in financial institutions                                                   -             100,000
Securities available for sale                                                                33,365,941          33,192,217
Securities held to maturity (fair value: September
  30, 2000- $383,081;December 31, 1999 - $456,511)                                              383,081             456,511
Loans receivable, net of allowance for loan losses of $2,284,987
  at September 30, 2000 and $1,766,700 at December 31, 1999                                 205,451,838         208,394,576
Accrued interest receivable                                                                   1,082,684             839,967
Premises and equipment                                                                        2,223,343           2,292,342
Investments in limited liability partnerships                                                 1,739,252           1,332,128
Other assets                                                                                  3,481,803           2,239,874
                                                                                    -------------------  ------------------
     Total assets                                                                   $       258,563,200  $      254,746,818
                                                                                    ===================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                     $         4,625,443  $        4,407,411
Savings                                                                                       9,478,113           9,709,295
NOW and MMDDA                                                                                28,694,466          30,544,441
Other time deposits                                                                          89,878,781          98,550,446
                                                                                    -------------------  ------------------
     Total deposits                                                                         132,676,803         143,211,593
Borrowed funds                                                                               98,190,697          84,753,919
Accrued expenses and other liabilities                                                        1,195,083           1,126,007
                                                                                    -------------------  ------------------
     Total liabilities                                                              $       232,062,583  $      229,091,519

Shareholders' equity
     Preferred Stock 500,000 shares authorized; 0 shares issued                                       -                   -
     Common stock, $.01 par value: 4,000,000 shares
        authorized; 2,640,672 and 2,640,672 shares issued at
         September 30, 2000 and December 31,1999                                                 26,407              26,407
     Additional paid in capital                                                              28,807,997          28,733,423
     Retained earnings, substantially restricted                                             11,129,033          10,641,144
     Unearned employee stock ownership plan shares                                             (804,515)         (1,018,325)
     Unearned recognition and retention plan shares                                             (72,380)           (229,851)
     Net unrealized appreciation on securities available
       for sale                                                                                (314,452)           (543,742)
     Treasury stock, 914,636 and 887,152 common shares, at
       cost, at September 30, 2000 and December 31, 1999                                    (12,271,473)        (11,953,757)
                                                                                    -------------------  ------------------
         Total shareholders' equity                                                          26,500,617          25,655,299

              Total liabilities and shareholders' equity                            $       258,563,200  $     254,746,818
                                                                                    ===================  =================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and nine months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                       Three months ended                       Nine months ended
                                                          September 30,                           September 30,
                                                   2000                 1999                2000                1999
                                                   ----                 -----               ----                ----
                                                                               (Unaudited)

Interest income
   Loans, including fees                    $      4,322,293  $        3,981,230       $   12,854,072      $   11,630,809
   Taxable securities                                578,573             546,527            1,694,714           1,122,277
   Non-taxable securities                              5,475               6,227               16,837              19,077
   Deposits with banks                                63,506              36,703              177,326             129,810

     Total interest income                         4,969,847           4,570,687           14,742,949          12,901,973

Interest expense

   Deposits                                        1,671,821           1,315,487            4,942,778           3,977,206
   Borrowed funds                                  1,578,409           1,253,615            4,292,769           3,074,894
                                            ----------------  ------------------      ---------------     ---------------
     Total interest expense                        3,250,230           2,569,102            9,235,547           7,052,100

Net interest income                                1,719,617           2,001,585            5,507,402           5,849,873
Provision for loan losses                            891,250              46,500            1,273,750             181,500
                                            ----------------  ------------------      ---------------     ---------------
Net interest income after provision
  for loan losses                                    828,367           1,955,085            4,233,652           5,668,373

Noninterest income
   Service charges on deposit accounts                97,472              84,433              276,428             248,512
   Loan servicing fees                                49,030              56,172              147,174             182,188
   Net realized gain on sale of securities                 -                   -              (1,563)                   -
   Other                                             125,852              72,995              303,437             180,360
                                            ----------------  ------------------      ---------------     ---------------
     Total noninterest income               $        272,354  $          213,600      $       725,476     $       611,060

Noninterest expense
   Salaries and employee benefits                    714,714             559,510            1,905,713           1,609,071
   Occupancy                                         100,979             103,010              320,820             298,672
   Data processing                                   150,675             135,275              431,822             397,261
   Insurance expense                                   7,239              17,862               21,001              55,728
   Professional fees                                  40,216              32,162              159,306             106,599
   Correspondent bank charges                         58,024              56,598              174,888             165,726
   Other expense                                     181,073             162,259              570,507             494,335
                                            ----------------  ------------------      ---------------     ---------------
     Total noninterest expense              $      1,252,920           1,066,676            3,584,057           3,127,392

Income (loss) before income taxes                   (152,199)          1,102,009            1,375,071           3,152,041
   Income tax expense (benefit)                     (138,347)            429,815              365,351           1,208,782
                                            ----------------  ------------------      ---------------     ---------------
Net income (loss)                           $        (13,852) $          672,194      $     1,009,720     $     1,943,259
                                            ================  ==================      ===============     ===============
Comprehensive Income                        $        145,325  $          539,114      $     1,239,010     $     1,616,253
                                            ================  ==================      ===============     ===============
Basic earnings (loss) per common share      $          (0.01) $             0.42      $          0.63     $          1.19
Diluted earnings (loss) per common share    $          (0.01) $             0.41      $          0.62     $          1.15
Return on average assets                               (0.02)%              1.11%                0.53%               1.15%
Return on average equity                               (0.21)%             10.51%                5.15%              10.19%
Equity to average assets                               10.46 %             10.58%               10.24%              11.23%


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements
--------------------------------------------------------------------------------
                                                                              2.

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      Nine months ended September 30, 2000
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                                      Net
                                                                                                    Unearned
                                                                                                    Employee        Unearned
                                                                    Additional                        Stock        Recognition
                                                      Common         Paid-in        Retained        Ownership     And Retention
                                                       Stock         Capital        Earnings       Plan Shares     Plan Shares
                                                    ------------ --------------- -------------- -------------- ------------------
Balance, January 1, 2000                                 26,407    28,733,423     10,641,144      (1,018,325)       (229,851)

Net Income September 30, 2000                                                      1,009,720


Other Comprehensive income:
   Unrealized gains on securities


   Total tax effect

     Total other comprehensive income



Comprehensive income



Dividends Paid $.30 per share year to date                                          (521,831)
Purchase of 27,484 shares of Treasury Stock

Sale of 4,422 shares of Treasury Stock                                 (5,942)


Tax effect on stock plans


Shares committed to be released under  ESOP                            80,387                        213,810


Purchase of 500 shares for RRP                                            129                                        (5,656)

Amortization of RRP Contributions                                                                                   163,127
                                                    ------------ --------------- -------------- -------------- ------------------
Balance at September 30, 2000                            26,407    28,807,997     11,129,033        (804,515)       (72,380)
                                                    ============ =============== ============== ============== ==================


                                                  Unrealized
                                                 Appreciation
                                                 On Securities                           Total
                                                  Available-         Treasury        Shareholders'
                                                   For-Sale            Stock            Equity
                                               ------------------ ---------------- ------------------
Balance, January 1, 2000                          (543,742)         (11,953,757)       25,655,299

Net Income September 30, 2000
                                                                                        1,009,720

Other Comprehensive income:
   Unrealized gains on securities
                                                   379,618

   Total tax effect                               (150,328)
                                               ------------------
     Total other comprehensive income              229,290                                229,290
                                                                                   ------------------

Comprehensive income                                                                    1,239,010

Dividends Paid $.30 per share year to date                                               (521,831)
Purchase of 27,484 shares of Treasury Stock                            (361,145)         (361,145)

Sale of 4,422 shares of Treasury Stock                                   48,879            42,937

Tax effect on stock plans                                                                      -

Shares committed to be released under  ESOP                                               294,197

Purchase of 500 shares for RRP                                           5,527                 -

Amortization of RRP Contributions                                      (10,977)           152,150
                                               ------------------ ---------------- ------------------
Balance at September 30, 2000                     (314,452)        (12,271,473)        26,500,617
                                               ================== ================ ==================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements
--------------------------------------------------------------------------------
                                                                              3.

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended September 30, 2000 & 1999
--------------------------------------------------------------------------------

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  2000               1999
                                                                           --------------      --------------
                                                                                       (Unaudited)

Cash flows from operating activities
     Net income                                                            $    1,009,720       $   1,943,259
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                            286,893             169,949
         Provision for loan losses                                              1,273,750             181,500
         Net (gain) loss on sale of foreclosed real estate                         20,903              10,595
         Net (gain) loss on sale of premises and equipment                         14,227                 (50)
         Net (gain) loss on sale of securities                                      1,563                   -
         Reduction of obligation under ESOP                                       294,197             144,975
         Amortization of RRP                                                      152,150             158,913
              Net change in:
                  Other asset                                                  (1,198,281)            443,647
                  Accrued interest receivable                                    (242,717)           (423,559)
                  Accrued expenses and other liabilities                           69,076            (165,486)
                                                                           --------------      ---------------
                  Total adjustments                                               671,761             520,484
                                                                           --------------      --------------
                      Net cash from operating activities                        1,681,481           2,463,743

Cash flows from investing activities
     Net decrease in interest bearing deposits in
     Other financial institutions                                                 100,000                   -
     Purchases of securities available for sale                                (5,112,294)        (24,792,089)
     Proceeds from maturities and principal payments
       of securities available for sale                                           297,987           4,403,886
     Proceeds from maturities and principal payments
       of securities held to maturity                                              73,382              71,670
     Proceeds from sale of securities available for sale                        4,998,438                   -
     Purchases of loans                                                        (1,006,837)                  -
     Net change in loans                                                        1,549,010         (14,292,860)
     Proceeds from sale of participation loans                                    682,095              46,051
     Proceeds from sale of foreclosed real estate                                 229,841             170,261
     Expenditures on premises and equipment                                      (119,497)           (202,407)
     Proceeds from sale of premises and equipment                                     500                  50
                                                                           --------------      --------------
         Net cash from investing activities                                     1,692,625         (34,595,438)

Cash flows from financing activities
     Net change in deposits                                                   (10,534,790)         (3,021,791)
     Advances from FHLB                                                       120,000,000          79,000,000
     Repayment of FHLB advances                                              (111,099,315)        (47,599,227)
     Payments of demand notes                                                    (265,000)           (576,250)
     Net change in other borrowed funds                                         4,301,093           4,589,135
     Dividends paid                                                              (521,831)           (445,831)
     Purchase of stock                                                           (361,145)           (801,850)
     Sale of treasury stock                                                        42,937              22,747
                                                                           --------------      --------------
         Net cash from financing activities                                     1,561,949          31,166,933
                                                                           --------------      --------------

Net change in cash and cash equivalents                                         4,936,055            (964,762)

Cash and cash equivalents at beginning of year                                  5,899,203           6,295,637
                                                                           --------------      --------------

Cash and cash equivalents at end of year                                   $   10,835,258      $    5,330,875
                                                                           ==============      ==============

Cash paid for:
     Interest                                                              $    9,221,470      $    6,988,115
     Income taxes                                                                 692,300           1,039,800
Non-cash transactions:
     Obligation relative to investment in limited partnership              $      500,000      $            -
     Transfer from loans to other real estate                                     444,720              70,144


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements
--------------------------------------------------------------------------------
                                                                              4.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 2000 and 1999 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are based on weighted-average common shares outstanding. Diluted earnings (loss) per share further assumes issue of any dilutive potential common shares.

                                                             Three months ended           Nine months ended
                                                                September 30,               September 30,
                                                                -------------               -------------
                                                             2000          1999           2000           1999
                                                             ----          ----           ----           ----
Earnings (Loss) Per Share
  Net income(loss) available to common shareholders      $   (13,852)   $  672, 194   $ 1,009,720   $ 1,943,259

  Weighted average common shares outstanding               1,591,815      1,619,144     1,597,394     1,634,308
Basic Earnings (Loss) Per Share                          $     (0.01)         0.42    $      0.63   $      1.19

Earnings (Loss) Per Share Assuming Dilution

   Net income(loss) available to common shareholders     $   (13,852)   $   672,194   $ 1,009,720   $ 1,943,259
   Weighted average common shares outstanding              1,591,815      1,619,144     1,597,394     1,634,308
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                      --           19,414        28,754        60,471
   Weighted average and dilutive common shares
      Outstanding                                          1,591,815      1,638,558     1,626,148     1,694,779
       Diluted Earnings (Loss) Per Share                 $     (0.01)   $      0.41   $      0.62   $      1.15

NOTE 3 - COMMON STOCK DIVIDENDS

On October 25, 2000 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.11 per share. This represents an effective increase of 10% over the quarterly amount previously paid. The dividend will be paid on November 22, 2000 to shareholders of record on November 8, 2000. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $189,000.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              5.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------


NOTE 4 - STOCK REPURCHASE PLAN

On August 4, 2000 Northeast Indiana Bancorp announced a new stock repurchase program to repurchase up to 6.75% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 117,000 shares.

As of October 31, 2000, 15,000 shares have been acquired towards this new repurchase program. There were also 4,422 shares repurchased from exercised options year to date through October 31, 2000 and 984 shares of RRP's relinquished due to early retirement.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 2000, the capital requirements for First Federal under federal regulatory agencies and First Federal's actual capital ratios. As of September 30, 2000, First Federal substantially exceeded all current regulatory capital standards.

                                                                                      Minimum Required
                                                                                         To Be Well
                                                           Minimum Required          Capitalized Under
                                                              For Capital            Prompt Corrective
                                         Actual            Adequacy Purpose         Action  Regulations
                                    Amount   Ratio        Amount       Ratio        Amount       Ratio
                                    ------   -----        ------       -----        ------       -----
                                                        (Dollars in thousands)

Total Capital
(to risk weighted assets)         $25,029    15.48%      $12,935       8.00%        $16,169      10.00%


Tier 1 (core) capital (to risk
weighted assets)                   23,804    14.72%        6,468       4.00%          9,702       6.00%


Tier 1(core) capital (to
adjusted total assets)             23,804     9.21%       10,341       4.00%         12,927       5.00%


Tier 1 (core) capital (to
average assets)                    23,804     9.32%       10,218       4.00%         12,772       5.00%

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              6.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at September 30, 2000, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST/FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department that began operations in the fourth quarter 1998. At the end of September 30, 2000, approximately $26.1 million in Trust Assets were held under management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly owned subsidiary of First Federal . Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.


--------------------------------------------------------------------------------
                                                                              7.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets increased $3.9 million or 1.53% from $254.7 million at December 31, 1999 to $258.6 million at September 30, 2000. This increase was primarily from funds generated from increased borrowings of $13.4 million including $8.9 million additional FHLB advances and a $4.3 million increase in securities sold for repurchase. These increases were offset by decreased deposits of $10.5 million, which were primarily jumbo time deposits. In addition to asset growth through the first nine months of 2000, Northeast Indiana Bancorp purchased 1.57% of the outstanding shares to fund Treasury Stock which reduced our capital $361,000.

Net loans receivable decreased $2.9 million or 1.39% from $208.4 million at December 31, 1999 to $205.5 million at September 30, 2000. The decrease in loans during the first nine months of 2000 was predominantly in construction loans, net of loans in process which accounted for $1.8 million of the decrease along with a $1.1 million decrease in consumer lending offset by a $383,000 increase in commercial lending. This reduction was because of the generally unfavorable interest rate environment along with efforts to improve liquidity conditions. Allowances for loan losses decreased the net loan receivables by approximately $518,000 through the nine months ended September 30, 2000 increasing the allowance for loan losses to a balance of $2.3 million. The classified loans have been adjusted to include the approximately $2.6 million as of September 30, 2000 for the borrower referred to in the following Non-performing assets and allowances for loan losses section. An additional provision for loan loss expense of $700,000 was incurred as of the third quarter specifically for that borrower.

INVESTMENTS

Securities available-for-sale increased $174,000 from $33.2 million at December 31, 1999 to $33.4 million at September 30, 2000. The securities were maintained to provide collateral for growth in our securities sold under repurchase agreements and collateral for FHLB advances.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had a net loss of $(13,852) or basic and diluted loss per share of $(0.01) each for the three months ended September 30, 2000 compared to net income of $672,000 or basic and diluted earnings per share of $0.42 and $0.41 each for the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $1.0 million or basic and diluted earnings per share of $0.63 and $0.62 compared to $1.19 and $1.15 or a 53% decrease over the earnings per share for the nine months ended September 30, 1999.

Net interest income decreased $282,000 to $1.7 million for the three months ended September 30, 2000 compared to $2.0 million for the three months ended September 30, 1999. Net interest income decreased $343,000 to $5.5 million or 5.9% for the nine months ended September 30, 2000 compared to $5.8 million for the same period 1999.

--------------------------------------------------------------------------------
                                                                              8.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (Continued)

Interest income increased $399,000 to $5.0 million for the three months ended September 30, 2000 compared to $4.6 million for September 30, 1999. Interest income for the nine months ended September 30, 2000 was $14.7 million compared to $12.9 million for the nine months ended September 30, 1999, an increase of $1.8 million or 14.27%. For the third quarter interest expense increased $681,000 to $3.3 million for the quarter ended September 30, 2000 compared to $2.6 million September 30, 1999. Interest expense for the nine months ended September 30, 2000 and September 30, 1999 was approximately $9.2 million and $7.1 million respectively. This change is primarily due to rate sensitivity.

Provision for loan losses increased by $845,000 for the three months ended September 30, 2000 compared to the same period ended September 30, 1999. The increase is explained in the following Non-performing assets and allowances for loan losses section.

Non-interest income increased to $272,000 for the three months-ended September 30,2000 compared to $214,000 for the comparable period in 1999. This represents an increase of $58,000 for the quarter over the same period last year. Non-interest income increased to $725,000 compared to $611,000 for the nine months ended September 30, 2000 and 1999 respectively. This increase of $114,000 is the result of revenue growth in deposit account service fees and non-interest income for the Trust department and the Financial Services subsidiary. These two new product lines opened in the fourth quarter 1998 and the first quarter 1999.

Non-interest expense increased to $1.3 million and $3.6 million for the three and nine months ended September 30, 2000 compared to $1.1 million and $3.1 million for the corresponding periods in 1999. This represents an increase of $186,000 and $457,000 for the three and nine months ended September 30, 2000 compared to the corresponding periods in 1999. This increase is due partially to higher salaries and benefits reflecting increases in compensation for 2000 and additional employees added to support customer service needs. During the quarter an additional allocation to the ESOP in the amount of $155,000 was made to bring the allocated shares in compliance with the weighted- average allocation requirement. Additionally, accrued bonuses year-to-date were reduced by $40,000. Data processing expense has increased to $151,000 and $432,000 for the three and nine months ended September 30, 2000 due to software upgrades costs related to issuing and processing check cards and increased processing volume compared to $135,000 and $397,000 for the same periods ended September 30, 1999.

Income tax expense decreased for the three and nine months ended September 30, 2000 due to lower taxable income compared to the same periods 1999 and an Indiana Financial Institutions Franchise Tax law change which is favorable to the institution. During the third quarter 2000 entries to record the adjustment for 1999 and year to date 2000 were made reducing third quarter 2000 tax expense.

--------------------------------------------------------------------------------
                                                                              9.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by management's quarterly asset classification review. Such evaluation considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussion held with delinquent borrowers and other risks inherent in its loan portfolio.

As a result of this review process, management recorded provisions for loan losses in the amount of $891,000 and $1.3 million for the three and nine months ended September 30, 2000 compared to $47,000 and $182,000 for the same periods ended September 30, 1999. Management will continue to make adequate provisions to allowance for loan loss.

Subsequent to September 30, 2000 the Company became aware of circumstances that had occurred involving loans the Bank originated to a single borrower. As a result of these circumstances, management has determined that a loss is probable and, accordingly has classified $700,000 of the Bank's allowance for loan losses on borrower's outstanding balance of approximately $2.6 million as a specific reserve. In addition, these loans are not considered in the non-performing loans at September 30, 2000 but are considered to be impaired.

At September 30, 2000 the balance of impaired loans was $4.9 million, including loans with allowance allocated specifically to them of $3.3 million. These compare to $2.4 million of impaired loans including $1.1 million with allowance allocated at December 31, 1999. At September 30, 2000 $1.0 million of the allowance was allocated to these impaired loans compared to $473,000 allocated to impaired loans at December 31, 1999.

--------------------------------------------------------------------------------
                                                                             10.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                                      September 30      December 31
                                                                          2000             1999
                                                                          ----             ----

Non-accruing loans
   One-to-four family                                                         421                339
   Multi-family                                                                28                 22
   Commercial real estate                                                       -                247
   Construction or development                                                468                683
   Consumer                                                                   168                186
   Commercial business                                                        834                233
                                                                 ----------------- ------------------
Total                                                                       1,919              1,710
                                                                 ----------------- ------------------
Foreclosed assets
   One-to-four family                                                           -                 49
   Commercial                                                                   -                  -
   Land                                                                       243                  -
                                                                 ----------------- ------------------
Total                                                                         243                 49
                                                                 ----------------- ------------------
Repossessed assets
   Consumer                                                                    71                 14
                                                                 ----------------- ------------------
Total                                                                          71                 14
                                                                 ----------------- ------------------

   Total non-performing assets                                              2,233              1,773
                                                                 ================= ==================
   Total non-performing assets as a percentage of total assets               0.86%              0.70%
                                                                 ================= ==================


LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, and a leverage ratio of core capital to total assets. At September 30, 2000, First Federal exceeded all regulatory capital standards.


--------------------------------------------------------------------------------
                                                                             11.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

At September 30, 2000, First Federal's risk based capital was $25.0 million or 15.48% of risk adjusted assets, which exceeds the $13.0 million and the 8.0% OTS requirement by $12.0 million and 7.48%. First Federal's core capital at September 30, 2000 is $23.8 million or 9.21%, which exceeds the OTS requirement of $10.3 million, and 4.00% by $13.5 million and 5.21%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

Current OTS regulations require that First Federal maintain cash and eligible investments in an amount equal to at least 4% of its average daily balance of net withdrawable customer deposit accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 2000, First Federal's liquidity ratio was 5.66%, which is in excess of the minimum regulatory requirements.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 2000, First Federal had commitments to originate loans and to fund open lines of credit totaling $17.5 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

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



--------------------------------------------------------------------------------
                                                                             12.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                OPERATING RESULTS
--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS(CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value of cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value of cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001 is not expected to have a material effect on the consolidated financial statements.

--------------------------------------------------------------------------------
                                                                             13.

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         None

ITEM 5 - OTHER INFORMATION

         None

--------------------------------------------------------------------------------
                                                                             14.

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          None

      (b) Reports on Form 8-K

          (1)  July 21, 2000 Announcing Second Quarter Earnings
          (2)  August 01, 2000 Announcing Cash Dividend
          (3)  October 23, 2000 Announcing Third Quarter Earnings
          (4)  October 25, 2000 Announcing Increased Cash Dividend
          (5) November 14, 2000 Announcing Intention to amend Third Quarter Earnings

--------------------------------------------------------------------------------
                                                                             15.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NORTHEAST INDIANA BANCORP, INC.




 Date: November 20, 2000                By:   /s/ STEPHEN E. ZAHN
                                           -------------------------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


 Date: November 20, 2000                By:    /s/ DARRELL E. BLOCKER
                                           -------------------------------------
                                           Darrell E. Blocker
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer

--------------------------------------------------------------------------------
                                                                             16.