Form 10KSB
period 2000-12-31
NORTHEAST INDIANA BANCORP INC
filed 2001-04-02
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________  to  ___________________

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
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Our revenues for the most recent fiscal year: $20.6 million.

     The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked price of such stock as of March 9, 2001, was $14.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate.)

     As of March 12, 2001, there were 1,688,036 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2000.

Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: YES [ ]; NO [X]

FORWARD-LOOKING STATEMENTS

     Northeast Indiana Bancorp, Inc. ("Northeast Indiana") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly-owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Financial"), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in Northeast Indiana's reports to stockholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

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

     The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Northeast Indiana, First Federal or Northeast Financial.

                                     PART I

Item 1. Description of Business
        -----------------------

     Northeast Indiana, a Delaware corporation, is the holding company for First Federal and its subsidiary Northeast Financial. All references to Northeast Indiana prior to June 27, 1995, the date of First Federal's conversion from mutual to stock form, except where otherwise indicated, are to First Federal. References in this Form 10-KSB to "we," "us" and "our" refer to Northeast Indiana and/or First Federal and/or Northeast Financial as the context requires.

     At December 31, 2000, we had $247.1 million of assets and stockholders' equity of $26.6 million (or 10.76% of total assets).

     First Federal is a federally chartered stock savings association headquartered in Huntington, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), which is backed by the full faith and credit of the United States.

     Northeast  Financial,   an  Indiana  corporation,   was  established  as  a
subsidiary of First Federal to provide brokerage services through an affiliation with VESTAX Securities Corporation (broker/dealer).

     Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. We also originate commercial real estate, construction, consumer and commercial business loans. We have in the past purchased a limited number of loans and equipment leases. At December 31, 2000, substantially all of the real estate mortgage loans, including commercial and multi-family, were secured by properties located in our market area. We also invest in obligations of states and political subdivisions, mutual funds and other permissible investments.

     We offer traditional trust services, including but not limited to, revocable living trusts, testamentary trusts, investment agency relationships, estate administration, guardianships, and custodial accounts. The professionals in our trust department have collectively over 30 years of banking and investments experience.

     Our revenues are derived principally from interest on loans, investment and other securities and service fee income. We do not originate loans to fund leveraged buyouts, and have no loans to foreign corporations or governments. While we generally solicit deposits only in our primary market area, at December 31, 2000, we had $6.3 million in brokered deposits.

     Our  executive   offices  are  located  at  648  North  Jefferson   Street,
Huntington, Indiana 46750, and our telephone number at that address is (219) 356-3311.

Market Area

     Our office is located at 648 North Jefferson Street in Huntington, Indiana. The City of Huntington is located in Huntington County, Indiana, 25 miles southwest of Fort Wayne, Indiana. The City of Huntington is the County Seat of Huntington County and has a population of approximately 17,000. Along with an agricultural base, the major employers in Huntington County are engaged in the light industry and include Wabash/Optek Sensor Group , United Technologies Electronic Controls, Hayes Lemmerz, CFM Majestic, Dana Corporation, Good Humor-Breyer, Bendix Commercial Vehicle System Co. (Honeywell), Lear Corporation, Square D and Our Sunday Visitor.

Lending Activities

     Our loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four- family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans, construction or development loans and loans secured by multi-family real estate. At December 31, 2000, gross loans outstanding totaled $204.3 million, of which $117.7 million or 57.61% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 49.70% were fixed-rate loans, and 50.30% were adjustable-rate loans. At that same date, commercial real estate and multi- family loans totaled $28.9 million, of which 77.34% were fixed-rate loans and 22.66% were adjustable-rate loans. Also at that date, construction or development loans totaled $7.2 million or 3.52% of the total loan portfolio, 72.57% of which were adjustable-rate loans. At December 31, 2000, commercial business loans totaled $20.7 million or 10.15% of the total loan portfolio, of which 45.38% were fixed-rate loans and 54.62% were adjustable-rate loans.

     At December 31, 2000, the balance of our consumer loans consisted of $29.8 million of loans, which represented 14.58% of the gross loan portfolio. Of the consumer loans outstanding, 70.52% were fixed-rate loans and 29.48% were adjustable-rate loans.

     We also invest in mutual funds, obligations of states and political subdivisions, and other debt securities and mortgage-backed securities. At December 31, 2000, mutual funds totaled $866,000 or 0.35% of total assets, mortgage-backed securities totaled $6.9 million or 2.78% of total assets, Government agencies totaled $18.4 million or 7.43% of total assets, and obligations of states and political subdivisions totaled $497,000 or 0.20% of total assets. See "Investment Activities."

     The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2000, the maximum amount which First Federal could have lent to any one borrower and the borrower's related entities was approximately $3.8 million. See "Regulation - Federal Regulation of Savings
Associations." At December 31, 2000, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship at December 31, 2000 was $3.4 million in loans to one borrower secured by real estate, inventory, accounts receivable and equipment.

     Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.


                                                                                   December 31,
                                                     -------------------------------------------------------------------------
                                                               2000                    1999                      1998
                                                     -----------------------  -----------------------  -----------------------
                                                       Amount       Percent     Amount       Percent     Amount       Percent
                                                     ---------     ---------  ----------   ----------  ---------     ---------
                                                                               (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family.............................     $117,683       57.61%    $119,283       55.50%    $113,919       59.66%
 Multi-family....................................        4,377        2.14        3,779        1.76        2,908        1.52
 Commercial......................................       24,519       12.00       24,471       11.39       16,514        8.65
 Construction or development.....................        7,188        3.52       12,613        5.87       11,365        5.95
                                                     ---------     ---------  ----------   ----------  ---------     ---------
     Total real estate loans.....................      153,767       75.27      160,146       74.52      144,706       75.78
                                                     ---------     ---------  ----------   ----------  ---------     ---------

Other Loans:
-----------
 Consumer Loans:
  Deposit account................................           53        0.03           47        0.02          146        0.08
  Automobile.....................................       14,098        6.90       15,442        7.18       12,248        6.41
  Home equity....................................        6,961        3.41        6,366        2.96        5,206        2.73
  Home improvement                                       1,251        0.61          805        0.37          742        0.39
  Other..........................................        7,422        3.63        7,935        3.70        6,521        3.41
                                                     ---------     ---------  ----------   ----------  ---------     ---------
     Total consumer loans........................       29,785       14.58       30,595       14.23       24,863       13.02
                                                     ---------     ---------  ----------   ----------  ---------     ---------
 Commercial business loans.......................       20,730       10.15       24,184       11.25       21,393       11.20
     Total loans.................................      204,282      100.00%     214,925      100.00%     190,962      100.00%
                                                                   =========               ==========                =========

Less:
----
 Undisbursed portion of construction loans.......        1,745                    4,088                    2,800
 Loans in process................................          156                      443                      663
 Deferred fees and discounts.....................          229                      233                      139
 Allowance for loan losses.......................        2,001                    1,766                    1,454
                                                     ---------                ----------               ---------
 Total loans receivable, net.....................     $200,151                 $208,395                 $185,906
                                                     =========                ==========               =========


                                                                        Decembr 31,
                                                      ---------------------------------------------------
                                                               1997                       1996
                                                      -----------------------   -------------------------
                                                        Amount       Percent      Amount         Percent
                                                      ---------     ---------   ----------      ---------

Real Estate Loans:
-----------------
 One- to four-family.............................      $109,080       60.53%      $ 99,325        65.10%
 Multi-family....................................         2,606        1.45          2,993         1.96
 Commercial......................................        16,734        9.29         12,301         8.06
 Construction or development.....................        10,596        5.88         10,749         7.04
                                                      ---------     ---------   ----------      ---------
     Total real estate loans.....................       139,016       77.15        125,368        82.16
                                                      ---------     ---------   ----------      ---------

Other Loans:
-----------
 Consumer Loans:
  Deposit account................................            44        0.02            157         0.10
  Automobile.....................................        11,573        6.42          8,820         5.78
  Home equity....................................         5,506        3.06          4,176         2.74
  Home improvement                                          656        0.36            291         0.19
  Other..........................................         5,873        3.26          4,204         2.76
                                                      ---------     ---------   ----------      ---------
     Total consumer loans........................        23,652       13.12         17,648        11.57
                                                      ---------     ---------   ----------      ---------
 Commercial business loans.......................        17,526        9.73          9,568         6.27
     Total loans.................................       180,194      100.00%       152,584       100.00%
                                                                    =========                   =========

Less:
----
 Undisbursed portion of construction loans.......         3,981                      4,380
 Loans in process................................           355                        208
 Deferred fees and discounts.....................           125                        114
 Allowance for loan losses.......................         1,194                      1,027
                                                      ---------                 ----------
 Total loans receivable, net.....................      $174,539                   $146,855
                                                      =========                 ==========

     The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                                 December 31,
                                                    ----------------------------------------------------------------------
                                                             2000                    1999                    1998
                                                    ---------------------  ----------------------    ---------------------
                                                       Amount    Percent      Amount     Percent       Amount    Percent
                                                    ----------  ---------  ----------   ---------    ---------  ----------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family...........................    $  58,485     28.63%   $  57,974      26.97%     $ 49,993      26.18%
  Multi-family..................................        2,514      1.23        2,300       1.07         2,323       1.21
  Commercial....................................       19,835      9.71       19,237       8.95        11,089       5.81
    Construction or development.................        1,972      0.97        4,258       1.98         3,935       2.06
                                                    ----------  ---------  ----------   ---------    ---------  ----------
       Total real estate loans..................       82,806     40.54       83,769      38.97        67,340      35.26
                                                    ----------  ---------  ----------   ---------    ---------  ----------
   Consumer.....................................       21,005     10.28       21,708      10.10        17,909       9.38
   Commercial business..........................        9,408      4.61       11,166       5.20        14,683       7.69
                                                    ----------  ---------  ----------   ---------    ---------  ----------
       Total fixed-rate loans...................      113,219     55.43      116,643      54.27        99,932      52.33

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family...........................       59,198     28.98       61,309      28.53        63,926      33.48
    Multi-family................................        1,863      0.91        1,479       0.69           585       0.31
    Commercial..................................        4,684      2.29        5,234       2.44         5,425       2.84
    Construction or development.................        5,216      2.55        8,355       3.89         7,430       3.89
                                                    ----------  ---------  ----------   ---------    ---------  ----------
       Total real estate loans..................       70,961     34.74       76,377      35.55        77,366      40.52
                                                    ----------  ---------  ----------   ---------    ---------  ----------
    Consumer....................................        8,780      4.30        8,887       4.13         6,954       3.64
    Commercial business.........................       11,322      5.54       13,018       6.05         6,710       3.51
                                                    ----------  ---------  ----------   ---------    ---------  ----------
     Total adjustable-rate loans................       91,063     44.58       98,282      45.73        91,030      47.67
                                                    ----------  ---------  ----------   ---------    ---------  ----------
     Total loans................................      204,282    100.00%     214,925     100.00%      190,962     100.00%
                                                                =========               =========               ==========


Less:
----
 Undisbursed portion of construction loans......        1,745                  4,088                    2,800
 Loans in process...............................          156                    443                      663
 Deferred fees and discounts....................          229                    233                      139
 Allowance for loan losses......................        2,001                  1,766                    1,454
                                                    ----------             ----------                ---------
    Total loans receivable, net.................     $200,151               $208,395                 $185,906
                                                    ==========             ==========                =========

     The following schedule illustrates the interest rate sensitivity of our loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                              Real Estate
                          -----------------------------------------------------------------------------------
                                                           Multi-family and               Construction
                              One- to Four-Family             Commercial                 or Development
                          -----------------------------------------------------------------------------------
                                          Weighted                     Weighted                    Weighted
                                           Average                     Average                      Average
                             Amount         Rate         Amount          Rate         Amount         Rate
                          -----------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
Due During the
Period Ending
December 31,
-------------------
2001................      $    837         8.56%        $     54         8.42%       $ 3,926         8.27%
2002 and 2003.......           584         7.75              885         8.59            ---          ---
2004 and 2005.......         1,379         8.34            1,686         8.03            ---          ---
2006 to 2010........        18,621         7.86            9,536         8.83            ---          ---
2011 to 2030........        96,262         7.58           16,735         8.77          3,262         5.11
                          --------                      --------                     -------
                          $117,683                      $ 28,896                     $ 7,188
                          ========                      ========                     =======


                                                            Commercial
                                 Consumer                    Business                       Total
                        -------------------------------------------------------------------------------------
                                        Weighted                    Weighted                      Weighted
                                         Average                     Average                       Average
                           Amount         Rate         Amount         Rate          Amount          Rate
                        -------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
Due During the
Period Ending
December 31,
-------------------
2001................      $  6,193        5.44%       $ 8,100        10.00%       $  19,110          8.09%
2002 and 2003.......         5,396        8.12          1,691         8.99            8,556          8.31
2004 and 2005.......        10,083        9.05          4,643         9.41           17,791          8.99
2006 to 2010........         7,760        9.49          4,482         9.07           40,399          8.54
2011 to 2030........           353        9.53          1,814         9.56          118,426          7.72
                          --------                    -------                     ---------
                          $ 29,785                    $20,730                     $ 204,282
                          ========                    =======                     =========

     The total amount of loans due after December 31, 2001 which have predetermined interest rates is $107.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $77.9 million.

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

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, our present customers, walk-in customers and referrals from real estate brokers. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At December 31, 2000, one- to four-family residential mortgage loans totaled $117.7 million, or 57.61%, of the gross loan portfolio.

     We currently offer fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 2000, we originated $9.9 million of fixed-rate loans and $6.3 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.

     We offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. We originate adjustable-rate mortgage loans with terms of up to 30 years. We offer one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one- year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the United States Treasury. Increases or decreases in the interest rate of our adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year adjustable rate mortgage product has limits of 5.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 2000, the total balance of one- to four-family adjustable-rate loans was $59.2 million or 28.98% of our gross loan portfolio.

     We also offer fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2000, the total balance of one- to four-family fixed-rate loans was $58.5 million or 28.63% of our gross loan portfolio.

     Currently we will lend up to 97% of the lesser of the sales price or appraised value of the security property on owner occupied single family residence loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce our exposure to not more than 80% of the appraised value or sales price, as applicable. Residential loans do not include prepayment penalties, are non-assumable (other than government- insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by us contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

     The loans currently originated by us are typically underwritten and documented pursuant to the guidelines of Freddie Mac. Under current policy, we originate these loans for portfolio, except the conforming fixed rate single family mortgage loans are being sold.

     Commercial and Multi-Family Real Estate Lending. We have also engaged in commercial and multi-family real estate lending in our market area. At December 31, 2000, we had $24.5 million and $4.4 million of commercial and multi-family real estate loans, respectively, which represented 12.00% and 2.14%, respectively, of the gross loan portfolio.

     The commercial and multi-family real estate loan portfolio is secured primarily by retail properties, apartments, churches and real estate located in Huntington and Allen Counties, Indiana. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the lesser of the appraised value or sales price of the security property. We currently offer one-year, three-year and five-year adjustable- rate commercial and multi-family real estate loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a margin over a designated index. In underwriting these loans, we analyze the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. We generally require personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by us are performed by independent appraisers, to the extent required by federal regulations.

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

     Construction or Development Lending. At December 31, 2000, we had $7.2 million of construction or development loans. We offer loans to both builders and borrowers for the construction of one- to four- family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 2000, we had $2.0 million and $5.2 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 0.97% and 2.55%, respectively, of our gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

     Construction lending is generally considered to involve a higher level of credit risk than one- to four- family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.

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

     A significant component of our consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five and a half years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 2000, automobile loans totaled $14.1 million or 6.90% of the gross loan portfolio. Of this amount, approximately $4.3 million or 30.50% and $9.8 million or 69.50% were originated on a direct and indirect basis, respectively.

     We also originate fixed rate second mortgages and adjustable rate home equity line of credit loans. Home equity and second mortgage loans secured by mortgages, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value (where we have the first mortgage) of the property securing the loan or 80% or less of appraised value (where we do not have the first mortgage) or 75% or less of appraised value (where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 2000, home equity and second mortgage loans, most of which are secured by mortgages, amounted to $7.0 million and $1.3 million, respectively, which represented 3.41% and 0.61%, respectively, of the gross loan portfolio.

     At December 31, 2000, the consumer loan portfolio totaled $29.8 million, or 14.58% of its gross loan portfolio. At December 31, 2000, approximately 70.52% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 29.48% were adjustable rate consumer loans.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2000, $1.7 million of our consumer loans were non-performing, representing 0.83% of the gross loan portfolio.

     The $1.7 million includes the $1.5 million of present value of the collateral received from the fourth quarter foreclosure of a commercial borrower, which includes lease contracts and residual value of leased vehicles.

     Commercial Business Lending. We also originate commercial business loans and purchase commercial leases. At December 31, 2000 approximately $20.7 million, or 10.15% of our gross loan portfolio was commercial business lending. The largest commercial business loan was a combination real estate and equipment loan of $3.4 million to a metal stamping company.

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

     While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 2000, we originated $33.1 million in fixed-rate loans and $22.4 million in adjustable rate loans.

     One- to four-family originations decreased for the year to $16.2 million in 2000 from $29.1 million in 1999, reflecting the drop in refinances as rates began increasing during 1999.

Asset Quality

     The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2000. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                          Loans Delinquent For:
                                 -----------------------------------------------------------------
                                            30 to 89 Days                 90 Days and Over             Total Delinquent Loans
                                 -------------------------------  -------------------------------   -------------------------------

                                                        Percent                          Percent                          Percent
                                                        of Loan                          of Loan                          of Loan
                                   Number     Amount   Category     Number    Amount    Category     Number    Amount    Category
                                 -------------------------------  -------------------------------   -------------------------------
                                                                      (Dollars in Thousands)

Real Estate:
    One- to four-family.........      20   $    967      0.82%        14     $   608      0.52%        34    $  1,575      1.34%
    Multi-family................     ---        ---       ---          1          29      0.66          1          29      0.66
    Commercial..................       7      1,270      5.18          4         708      2.89         11       1,978      8.07
    Construction or
      development...............       2        695      9.67          1         472      6.57          3       1,167     16.24
Consumer........................      93        998      3.35         20         191      0.64        113       1,189      3.99
Commercial business.............      10        516      2.49          4         181      0.87         14         697      3.36
                                  ------   --------    ------      -----     -------    ------      -----    --------    ------
      Total.....................     132   $  4,446      2.18%        44     $ 2,189      1.07%       176    $  6,635      3.25%
                                  ======   ========    ======      =====     =======    ======      =====    ========    ======

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

                                                                                 December 31,
                                                         -------------------------------------------------------------
                                                            2000         1999       1998        1997          1996
                                                         -------------------------------------------------------------
                                                                             (Dollars in Thousands)

Non-accruing loans:
  One- to four-family................................     $    608   $     339    $     149   $      334    $    470
  Multi-family.......................................           29          22          ---          ---         ---
  Commercial real estate.............................          708         247          614          706         172
  Construction or development........................          472         683          ---          ---         ---
  Consumer...........................................        1,691         186          107           37          63
  Commercial business................................          198         233          338           89         ---
                                                          --------   ---------    ---------   ----------    --------
     Total...........................................        3,706       1,710        1,208        1,166         705
                                                          --------   ---------    ---------   ----------    --------

Foreclosed assets:
  One- to four-family................................          ---          49           58          ---         ---
  Commercial and land................................          185         ---           52          ---         ---
                                                          --------   ---------    ---------   ----------    --------
     Total...........................................          185          49          110          ---         ---
                                                          --------   ---------    ---------   ----------    --------

Repossessed assets:
  Consumer and commercial............................          539          14           10            7           8
                                                          --------   ---------    ---------   ----------    --------
     Total...........................................          539          14           10            7           8
                                                          --------   ---------    ---------   ----------    --------

Total non-performing assets..........................     $  4,430   $   1,773    $   1,328   $    1,173    $    713
                                                          ========   =========    =========   ==========    ========
Total as a percentage of total assets................         1.79%       0.70%        0.63%        0.58%       0.42%
                                                          ========   =========    =========   ==========    ========

     For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $188,000, none of which was included in interest income.

     Classified Assets. Federal regulations classify loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2000, we had classified $6.8 million of our assets as substandard, $0 as doubtful and $0 as loss, representing 27.29% of the stockholders' equity or 2.93% of assets.

     Other Loans of Concern. Other than the non-performing loans and foreclosed real estate held for sale set forth in the tables above, impaired loans incorporated by reference from the Annual Report, and the classified assets, there were no loans classified with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in our loan portfolio and changes in the nature and volume of our loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 2000, we had a total allowance for loan losses of $2.0 million or 45.17% of non- performing loans. See Note 3 of the Notes to Consolidated Financial Statements in our Annual Report to Stockholders for the year ended December 31, 2000, attached hereto as Exhibit 13 (the "Annual Report").

          The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                  December 31,
                        ----------------------------------------------------------------------------------------------------
                                      2000                            1999                             1998
                        ----------------------------------------------------------------------------------------------------
                                               Percent                          Percent                            Percent
                                               of Loans                         of Loans                           of Loans
                                      Loan     in Each                 Loan     in Each                   Loan     in Each
                         Amount of  Amounts    Category   Amount of  Amounts    Category     Amount of  Amounts    Category
                         Loan Loss     by      to Total   Loan Loss     by      to Total     Loan Loss     by      to Total
                         Allowance  Category    Loans     Allowance  Category    Loans       Allowance  Category    Loans
                        -------------------------------   ------------------------------    -------------------------------
                                                             (Dollars in Thousands)
One- to four-family.....   $ 172    $117,683     57.61%   $  278   $119,283      55.50%      $  266     $113,919    59.66
Multi-family............       9       4,377      2.14        35      3,779       1.76           27        2,908     1.52
Commercial real estate..     595      24,519     12.00       272     24,471      11.39          204       16,514     8.65
Construction or
  development                182       7,188      3.52       284     12,614       5.87          278       11,365     5.95
Consumer................     608      29,785     14.58       273     30,594      14.23          183       24,863    13.02
Commercial business.....     435      20,730     10.15       413     24,184      11.25          305       21,393    11.20
Unallocated.............     ---         ---       ---       212        ---        ---          191          ---      ---
                          ------    --------    -------   ------   --------     -------      ------     --------   -------
     Total..............  $2,001    $204,282    100.00%   $1,767   $214,925     100.00%      $1,454     $190,962   100.00%


                                                        December 31,
                          --------------------------------------------------------------------------
                                         1997                                 1996
                          --------------------------------------------------------------------------
                                                  Percent                               Percent
                                                  of Loans                              of Loans
                                         Loan     in Each                     Loan      in Each
                            Amount of  Amounts    Category     Amount of     Amounts    Category
                            Loan Loss     by      to Total     Loan Loss       by       to Total
                            Allowance  Category    Loans       Allowance    Category     Loans
                           --------------------------------   ------------------------------------
One- to four-family.....     $  240    $109,080    60.53%       $  209      $ 99,325      65.10%
Multi-family............         22       2,606     1.45            74         2,993       1.96
Commercial real estate..        163      16,734     9.29           106        10,996       7.20
Construction or
  development                   237      10,596     5.88           311        12,054       7.90
Consumer................        136      23,652    13.12            79        17,648      11.57
Commercial business.....        244      17,526     9.73           165         9,568       6.27
Unallocated.............        152         ---      ---            83           ---        ---
                             ------    --------   -------       ------      --------     -------
     Total..............     $1,194    $180,194   100.00%       $1,027      $152,584     100.00%

     The following table sets forth an analysis of the allowance for loan losses.

                                                                              Year Ended December 31,
                                                         -------------------------------------------------------------
                                                             2000         1999         1998        1997         1996
                                                         -------------------------------------------------------------
                                                                              (Dollars in Thousands)

Balance at beginning of period.......................       $1,767      $1,454       $1,194       $1,027      $  881

Charge-offs:
  One- to four-family................................            1           1           47            2           3
  Commercial.........................................        1,150          26          ---            1         ---
  Consumer...........................................          259         159           99          133         131
                                                           -------      ------       ------       ------      ------
                                                             1,410         186          146          136         134
                                                           -------      ------       ------       ------      ------

Recoveries:
   One- to four-family...............................          ---         ---            3          ---         ---
   Consumer..........................................           50          50           42           38          45
   Commercial........................................            4         ---            1          ---         ---
                                                           -------      ------       ------       ------      ------
                                                                54          50           46           38          45
                                                           -------      ------       ------       ------      ------

Net charge-offs......................................        1,356         136          100           98          89
Additions charged to operations......................        1,590         449          360          265         235
                                                           -------      ------       ------       ------      ------
Balance at end of period.............................       $2,001      $1,767       $1,454       $1,194      $1,027
                                                           =======      ======       ======       ======      ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........        0.65%       0.07%        0.06%        0.06%       0.07%
                                                           ======       =====        =====        =====       =====
Ratio of net charge-offs during the period to
 average non-performing loans........................       51.77%       9.80%       12.99%       13.07%      20.23%
                                                           ======       =====        =====        =====       =====

Investment Activities

     Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Though our liquidity level is below our peers, historically we have generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 2000, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.69%.

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

     Securities and Other Interest-Earning Assets. At December 31, 2000, our interest-earning cash and cash equivalents totaled $3.2 million, or 1.30% of total assets, and our securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $31.6 million, or 12.79% of total assets. Included in other securities, as of such date, we had a $4.9 million investment in Federal Home Loan Bank ("FHLB") stock, satisfying our requirement for membership in the FHLB of Indianapolis.

     At December 31, 2000, we had $383,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities, and securities available for sale with a fair value of $31.2 million. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report.

     The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                  2000                   1999                      1998
                                                      --------------------------------------------------------------------------
                                                         Carrying     % of        Carrying     % of          Carrying    % of
                                                      -----------------------   ----------------------      --------------------
                                                                                (Dollars in Thousands)
Debt securities:
  Obligations of states and political................     $   493      1.56%       $   524      1.56%        $   612     4.31%
  Mortgage-backed securities.........................       6,863     21.71          2,246      6.67           5,354    37.74
  Federal agency obligations.........................      18,359     58.08         25,036     74.41           4,080    28.76
  Corporate bonds....................................         115      0.37            116      0.34             116     0.82
     Total debt securities...........................      25,830     81.72         27,922     82.98          10,162    71.63
Equity securities:
  Mutual funds.......................................         866      2.74            814      2.42             775     5.46
  Equity securities..................................       4,913     15.54          4,913     14.60           3,250    22.91
     Total securities................................     $31,609    100.00%       $33,649    100.00%        $14,187   100.00%

     The following table sets forth the amortized cost of debt securities and mutual funds by maturity and weighted average yield for each range of maturities at December 31, 2000.

                                                                                    Maturity
                                                         Within One Year           1 to 5 years           5 to 10 years
                                                         ---------------          --------------          --------------
                                                      Amount        Yield      Amount         Yield      Amount      Yield
                                                      ------        -----      ------         -----      ------      -----
U.S. Government Securities........................    $5,674         5.99%     $11,734        5.84%      $1,000      6.25%
Mutual Funds......................................       866         6.16          ---         ---          ---       ---
State and Political subdivision(1)................       ---          ---          268        4.55          229      4.26
Other debt securities.............................       ---          ---          115        8.55          ---       ---
                                                      ------        -----      -------        ----       ------      ----
  Total...........................................    $6,540         6.01%     $12,117        5.84%      $1,229      5.88%
                                                      ======        =====      =======        ====       ======      ====

---------
(1)  Yields are not presented on a tax equivalent basis.

     The weighted average rates are based on coupon rates for securities purchased at par value and on effective rates considering amortization or accretion if the securities were purchased at a premium or discount.

Sources of Funds

     Our  primary  sources  of funds are  deposits,  payment  of  principal  and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in our asset/liability management strategy. Typically, we do not use other forms of borrowings. At December 31, 2000, we had total FHLB advances of $67.4 million with the capacity to borrow as of December 31, 2000 an additional $18.2 million. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

     Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Deposits consist of passbook savings, NOW, checking, money market deposit and time deposit accounts. The time deposit accounts currently range in terms from 182 days to five years.

     We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We generally solicit deposits from our market area and occasionally accept brokered funds and out of area jumbos as a source of deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We endeavor to manage the pricing of our deposits in keeping with our profitability objectives giving consideration to our asset/liability management. Our ability to attract and maintain savings accounts and time deposit accounts and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth our savings flows during the periods indicated.

                                                        Year Ended December 31,
                                               -----------------------------------------
                                                   2000          1999          1998
                                               -----------------------------------------
                                                         (Dollars in Thousands)
Opening balance.............................    $  143,212     $ 123,336     $ 107,550
Deposits....................................       641,902       578,790       336,345
Withdrawals.................................       645,128       564,483       326,471
Interest credited...........................         6,820         5,569         5,912
                                                ----------     ---------     ---------

Ending balance..............................    $  146,806     $ 143,212     $ 123,336
                                                ==========     =========     =========

Net increase................................    $    3,594     $  19,876     $  15,786
                                                ==========     =========     =========

Percent increase............................          2.51%        16.12%        14.68%
                                                ==========     =========     =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

                                                                             December 31,
                                        -------------------------------------------------------------------------------------
                                                      2000                      1999                      1998
                                        -------------------------------------------------------------------------------------
                                                           Percent                 Percent                     Percent
                                               Amount      of Total       Amount   of Total         Amount    of Total
                                        -------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
Passbook Accounts (2.00%)(1)............     $  9,266        6.3$%      $  9,709      6.78%       $  9,812       7.96%
Demand and NOW Accounts (1.02%)(1)......       16,447       11.20         15,685     10.95          13,905      11.27
Money Market Accounts (5.27%)(1)........       19,021       12.96         19,268     13.45          20,508      16.63
Total Non-Time Deposits.................       44,734       30.47         44,662     31.18          44,225      35.86

Time Deposits:
-------------
 2.00 -  3.99%..........................          271        0.18            873      0.61             939       0.76
 4.00 -  5.99%..........................       10,996        7.49         53,627     37.45          72,690      58.94
 6.00 -  7.99%..........................       90,805       61.86         44,050     30.76           5,482       4.44
Total Time Deposits.....................      102,072       69.53         98,550     68.82          79,111      64.14
Total Deposits..........................     $146,806      100.00%      $143,212    100.00%       $123,336     100.00%

----------------
(1)  End of year 2000 average rates.

     The following table shows rate and maturity information for our time deposit accounts as of December 31, 2000.

                                            2.00-        4.00-         6.00-                     Percent
                                            3.99%        5.99%         7.99%        Total       of Total
                                         -------------------------------------------------------------------
                                                           (Dollars in Thousands)
Time deposit accounts maturing in
quarter ending:
---------------------------------
March 31, 2001......................         $271      $  2,498      $13,529     $  16,298        15.98%
June 30, 2001.......................           --         2,733       17,464        20,197        19.79
September 30, 2001..................           --         1,793       18,499        20,292        19.88
December 31, 2001...................           --         1,624       17,975        19,599        19.20
March 31, 2002......................           --           408        6,332         6,740         6.60
June 30, 2002.......................           --           509        5,402         5,911         5.79
September 30, 2002..................           --           106        2,818         2,924         2.86
December 31, 2002...................           --           102        2,886         2,988         2.93
March 31, 2003......................           --           144          299           443         0.43
June 30, 2003.......................           --           216          873         1,089         1.07
September 30, 2003..................           --           248          602           850         0.83
December 31, 2003...................           --           334        1,897         2,231         2.19
Thereafter..........................           --           281        2,229         2,510         2.45
                                             ----      --------      -------     ---------       ------

   Total............................         $271      $ 10,996      $90,805     $ 102,072       100.00%
                                             ====      ========      =======     =========       ======

   Percent of total.................         0.27%        10.77%       88.96%       100.00%
                                             ====      ========      =======     =========

     The following table indicates the amount of our time deposit accounts by time remaining until maturity as of December 31, 2000.

                                                                         Maturity
                                                     ----------------------------------------------
                                                                     Over       Over
                                                      3 Months      3 to 6     6 to 12       Over
                                                      or Less       Months     Months     12 months     Total
                                                     ---------------------------------------------------------
                                                                       (Dollars in Thousands)
Time deposit accounts less than $100,000.........     $ 5,787      $ 7,740    $16,345      $12,869    $ 42,741
Time deposit accounts of $100,000 or more........       7,608       12,102     23,097       14,372      57,179
Public funds (1).................................       1,000          341        492          319       2,152
                                                      -------      -------    -------      -------    --------
Total time deposit accounts......................     $14,395      $20,183    $39,934      $27,560    $102,072
                                                      =======      =======    =======      =======    ========

-----------
(1)  Deposits from governmental and other public entities, all over $100,000.

     Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. We may obtain advances from the FHLB of Indianapolis upon the security of our capital stock in the FHLB of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

At December 31, 2000, we had $67.4 million in FHLB advances outstanding. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements in the Annual Report and "- Lending Activities."

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                             Year Ended December 31,
                                    ---------------------------------------
                                        2000        1999        1998
                                    ---------------------------------------
                                             (Dollars in Thousands)
Maximum Balance:
---------------
  FHLB  advances..................     $96,400    $97,500     $62,100

Average Balance:
---------------
  FHLB advances...................     $84,761    $74,466     $54,841

Service Corporation Activities

     At  December  31,  2000,  First  Federal  had  one  subsidiary,   Northeast
Financial, which is now functioning as our brokerage subsidiary and we have three registered representatives to provide this service to the customers.

Regulation

     First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight extending to all of our operations. First Federal is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, Northeast Indiana also is subject to federal regulation and oversight. However, since Northeast Indiana existed as a unitary savings and loan holding company prior to May 4, 1999, there is virtually no restriction on its activities.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, such as First Federal and Northeast Indiana. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, our lending limit under this restriction was approximately $3.8 million. At December 31, 2000, we had no loans in excess of our loans-to-one-borrower limit.

     Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FHLB System or the Savings Association Insurance Fund ("SAIF"). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2000, First Federal was classified as a well-capitalized institution.

     The current premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation Assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2000, this amount was equal to 2.02 basis points for each $100 in domestic deposits for SAIF members and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

     Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excluding certain intangible assets. At December 31, 2000, First Federal had tangible capital of $24.0 million, or 9.7% of adjusted total assets, which is approximately $20.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2000, First Federal did not have any intangible assets.

     The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2000, First Federal had core capital equal to $24.0 million, or 9.7% of adjusted total assets, which is $14.1 million above the minimum leverage ratio requirement of 4% in effect on that date.

     The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital.
Supplementary capital consists of certain capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31,

2000, First Federal had $1.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four- family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination, unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On December 31, 2000, First Federal had total risk-based capital of $25.7 million, including approximately $24.0 million in core capital and $1.7 million in qualifying supplementary capital and risk- weighted assets of $157.5 million, or total capital of 16.3% of risk-weighted assets. This amount was $13.1 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% core risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The imposition by the OTS or the FDIC of any of these measures on Northeast Indiana or First Federal may have a substantial adverse effect on our operations and profitability and the value of Northeast Indiana's common stock. Northeast Indiana shareholders do not have preemptive rights and, therefore, if Northeast Indiana is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution of the percentage of ownership of Northeast Indiana.

     Limitations on Dividends and Other Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     First Federal may make a capital distribution without the approval of the OTS provided we notify the OTS 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the OTS before declaring any proposed distributions.

     Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2000, First Federal met the test and has always met the test since its effectiveness. First Federal's qualified thrift lender percentage was 85.95% at December 31, 2000.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If an institution have not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA requires the OTS, in connection with its examination of First Federal, to assess the institution's record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. First Federal was examined for CRA compliance in March 1997 and received a rating of "satisfactory."

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association or subsidiary as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include Northeast Indiana and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

     Holding Company Regulation. Northeast Indiana is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Northeast Indiana and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, that has been in existence since before May 4, 1999, Northeast Indiana generally is not subject to activity restrictions. If Northeast Indiana acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Northeast Indiana and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to certain restrictions. Additionally, if we fail the qualified thrift lender test, within one year Northeast Indiana must register as and will become subject to, the restrictions applicable to bank holding companies.

     Federal Securities Law. The stock of Northeast Indiana is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Northeast Indiana is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act of 1934.

     Northeast Indiana stock held by persons who are affiliates (generally officers, directors and 10% stockholders) of Northeast Indiana may not be resold without registration or unless sold in accordance with certain resale restrictions. If Northeast Indiana meets specified current public information requirements, each affiliate of Northeast Indiana is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2000, First Federal was in compliance with these reserve requirements.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. First Federal is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

     As a member, First Federal is required to purchase and maintain a minimum amount of stock in the FHLB of Indianapolis. At December 31, 2000, First Federal had $4.9 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended December 31, 2000, dividends paid by the FHLB of Indianapolis to First Federal totaled $405,000, which constitutes a $83,000 increase over the amount of dividends received in fiscal 1999. Over the past five fiscal years these dividends have averaged 8.01% and were 8.25% for fiscal 2000.

Taxation

     Federal Taxation. We file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is now computed under the experience method.

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

     To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2000, First Federal's excess for tax purposes totaled approximately $1.3 million.

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

     Delaware Taxation. As a company incorporated under Delaware state law, Northeast Indiana is exempted from Delaware corporate income tax but is required to file an annual report with, and pay an annual fee to, the State of Delaware. We are also subject to an annual franchise tax imposed by the State of Delaware.

Competition

     We face strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, mortgage companies, credit unions and savings institutions located in our market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. We compete for real estate and other loans principally on the basis of the quality of services we provide to borrowers, the interest rates and loan fees we charge, and the types of loans we originate. See "-Lending Activities."

     We attract most of our deposits through our retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, savings institutions and credit unions located in these communities. We compete for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

     We primarily serve Huntington County, Indiana. There are five commercial banks, one savings institution, other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. We estimate that our share of the savings market in Huntington County based on FDIC insured institutions is approximately 30% and our share of the residential mortgage market is approximately 26%.

Employees

     At December 31, 2000, we had a total of 48 full-time, 4 part-time and 0 seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Properties
         -------------------------

     We conduct our business through three offices, all of which are located in Huntington, Indiana and are owned by First Federal. The following table sets forth information relating to each of our offices as of December 31, 1999. The total net book value of our premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 2000 was approximately $2.2 million. See Note 4 of the Notes to the Consolidated Financial Statements in the Annual Report.

                                                                    Total
                                                      Owned       Approximate
                                       Year            or           Square       Net Book Value at
           Location                  Acquired        Leased         Footage      December 31, 2000
----------------------------------------------------------------------------------------------------
Main Office:
    648 North Jefferson Street         1974           Owned          5,200               784
    Huntington, Indiana  46750

Branch Offices:
    1240 South Jefferson Street        1981           Owned          1,700               241
    Huntington, Indiana  46750

    100 Frontage Road                  1995           Owned          5,000             1,219
    Huntington, Indiana  46750

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         Page 37 of the Annual Report is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         Pages 4 through 14 of the Annual Report are herein incorporated by reference.

Item 7.  Financial Statements
         --------------------

         The   following   information   appearing  in  the  Annual   Report  is
incorporated herein by reference.

                                                                       Pages in
                                                                        Annual
Annual Report Section                                                   Report
---------------------                                                  --------
Report of Independent Auditors                                            15
Consolidated Balance Sheets as of December 31, 2000 and 1999              16
Consolidated Statements of Income for the Years Ended December 31,
 2000, 1999 and 1998                                                      17
Consolidated Statements of Changes in Shareholders' Equity for the
 Years Ended December 31, 2000, 1999 and 1998                             18
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                                         19
Notes to Consolidated Financial Statements                                20

     With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

Directors

     Information concerning our Directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of Northeast Indiana and First Federal

     The following table sets forth certain information regarding our executive officers who are not also directors.

                                              Position held with the
        Name             Age(1)         First Federal and Northeast Indiana
--------------------------------------------------------------------------------
Darrell E. Blocker        47         Senior Vice President, Treasurer and
                                     Chief Financial Officer
Dee Ann Hammel            48         Senior Vice President and Chief Operating
                                     Officer
Joseph A. Byers           48         Vice President and Senior Trust Officer

----------
(1)  At December 31, 2000

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

Compliance with Section 16(a)

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of Northeast Indiana's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Northeast Indiana. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2000.

Item 10.  Executive Compensation
          ----------------------

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.   Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

                                                                                                Reference to
Regulation                                                                                    Prior Filing or
S-B Exhibit                                                                                    Exhibit Number
Number        Document                                                                        Attached Hereto
-----------   ---------------------------------------------------------------------------     ---------------
  2           Plan of acquisition, reorganization, arrangement, liquidation or succession           None
  3(i)        Certificate of Incorporation, including amendments thereto                             *
  3(ii)       By-Laws                                                                                *
  4           Instruments defining the rights of security holders, including debentures              *
  9           Voting trust agreement                                                                None
 10           Executive Compensation Plans and Arrangements
              (a)  Employment Contract between Stephen E. Zahn and First Federal                     *
              (b)  Employment Contract between Darrell Blocker and First Federal                     *
              (c)  Employment Contract between Dee Ann Hammel and First Federal                      *
              (d)  1995 Stock Option and Incentive Plan                                              *
              (e)  Recognition and Retention Plan                                                    *
              (f)  Shareholder Benefit Plan                                                         10
 11           Statement re:  computation of per share earnings                                      **
 13           Annual report to shareholders                                                         13
 16           Letter on change in certifying accountants                                           None
 18           Letter on change in accounting principles                                            None
 21           Subsidiaries of registrant                                                            21
 22           Published report regarding matters submitted to vote                                 None
 23           Consents of experts                                                                   23
 24           Power of attorney                                                                Not required
 99           Additional exhibits                                                                  None

----------------

* Filed as an exhibit to our Form S-1 Registration Statement (File No. 33-90558). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** See Note 15 of the Notes to Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

     (b)  Reports on Form 8-K

     During the quarter ended December 31, 2000, we filed the following Current Reports on Form 8-K:

     (i)  Form 8-K filed on October 24, 2000, announcing third quarter earnings;
     (ii) Form 8-K filed on October 25, 2000, announcing increased quarterly cash dividend;
     (iii)Form 8-K filed on November 15, 2000, announcing intention to amend third quarter earnings announcement; and
     (iv) Form 8-K filed on November 21, 2000, announcing revised third quarter earnings.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTHEAST INDIANA BANCORP, INC.

Date:  March 30, 2001                        By:   /s/ Stephen E. Zahn
                                                -------------------------------
                                                      Stephen E. Zahn
                                                (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:  /s/ Stephen E. Zahn                    By:   /s/ Darrell E. Blocker
    ---------------------------------------     -------------------------------
    Stephen E. Zahn, Chairman of the Board,     Darrell E. Blocker, Senior Vice
    President and Chief Executive Officer       President, Treasurer and Chief
    (Principal Executive and Operating          Financial Officer
    Officer)                                    (Principal Financial and
                                                Accounting Officer)

Date:  March 30, 2001                        Date:    March 30, 2001

By:      /s/ Michael S. Zahn                By: /s/ Randall C. Rider
       ----------------------------------      --------------------------
       Michael S. Zahn, Director and Vice      Randall C. Rider, Director
       President

Date:  March 30, 2001                        Date:    March 30, 2001

By:     /s/ Dan L. Stephan                  By: /s/ J. David Carnes
       ------------------------                -----------------------------
       Dan L. Stephan, Director                J. David Carnes, MD, Director

Date:  March 30, 2001                        Date:    March 30, 2001

                                INDEX TO EXHIBITS
                                -----------------


     Exhibit No.       Document
     -----------       --------

         13            Annual Report
         21            Subsidiaries of the Registrant
         23            Consent of Crowe, Chizek and Company LLP