Form 10QSB
period 2001-03-31
NORTHEAST INDIANA BANCORP INC
filed 2001-05-15
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from to -

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                           OUTSTANDING AT APRIL 26, 2001
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                    1,664,036


Transitional Small Business Disclosure Format:  YES [_]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX


                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Financial Statements (Condensed)

          Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000                            1

          Consolidated Statements of Income for the
           three months ended March 31, 2001 and 2000                     2

          Consolidated Statement of Changes in Shareholders' Equity
          for the three months ended March 31, 2001                       3

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000                            4

          Notes to Consolidated Financial Statements                      5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              14

Item 2.   Change In Securities                                           14

Item 3.   Defaults Upon Senior Securities                                14

Item 4.   Submissions of Matter to a Vote
          of Security Holders                                            14

Item 5.   Other Information                                              15

Item 6.   Exhibits and Reports on Form 8-K                               15

          Signature page                                                 16

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                                                                                    March 31,          December 31,
                                                                                                      2001                2000
                                                                                                   (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                                        $   3,498,922       $   3,208,993
Noninterest earning cash and cash equivalents                                                         2,423,469           3,367,273
                                                                                                  -------------       -------------
     Total cash and cash equivalents                                                                  5,922,391           6,576,266
Securities available for sale                                                                        28,003,384          31,226,026
Securities held to maturity (fair value: March 31, 2001- $345,000;
  December 31, 2000 - $383,000)                                                                         345,000             383,000
Loans receivable, net of allowance for loan losses at March 31, 2001 of
  $2,180,569 and at December 31, 2000 of $2,001,172                                                 194,988,721         200,151,133
Accrued interest receivable                                                                             775,883             895,612
Premises and equipment                                                                                2,229,861           2,244,179
Investments in limited liability partnerships                                                         1,664,425           1,703,839
Other assets                                                                                          3,617,644           3,914,247
                                                                                                  -------------       -------------
     Total assets                                                                                 $ 237,547,309       $ 247,094,302
                                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                                   $   4,251,264       $   4,571,661
Savings                                                                                               9,544,266           9,265,835
NOW and MMDA                                                                                         29,935,640          30,896,868
Time deposits                                                                                       106,114,368         102,071,754
                                                                                                  -------------       -------------
     Total deposits                                                                                 149,845,538         146,806,118
Borrowed funds                                                                                       59,657,172          72,538,670
Accrued expenses and other liabilities                                                                1,190,285           1,175,757
                                                                                                  -------------       -------------
     Total liabilities                                                                              210,692,995         220,520,545

Shareholders' equity
     Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued                             --                  --
     Common stock, $.01 par value: 4,000,000 shares authorized;
        at 3/31/01: 2,640,672 shares issued, 1,683,536 shares outstanding
          at 12/31/01: 2,640,672 shares issued, 1,692,536 shares outstanding                             26,407              26,407
     Additional paid in capital                                                                      28,818,830          28,817,843
     Retained earnings, substantially restricted                                                     11,420,294          11,213,771
     Unearned employee stock ownership plan shares                                                     (730,076)           (766,395)
     Unearned recognition and retention plan shares                                                     (19,037)            (21,196)
     Accumulated other comprehensive income (loss), net of tax                                           70,717             (55,418)
     Treasury stock, 957,136 and 948,136 common shares, at
       cost, at March 31, 2001 and December 31, 2000                                                (12,732,821)        (12,641,255)
                                                                                                  -------------       -------------
         Total shareholders' equity                                                                  26,854,314          26,573,757
                                                                                                  -------------       -------------
              Total liabilities and shareholders' equity                                          $ 237,547,309       $ 247,094,302
                                                                                                  =============       =============

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2001 and 2000

                                                                  Three months ended
                                                                       March 31,
                                                             2001                    2000
                                                             ----                    ----
                                                                      (Unaudited)

Interest income
   Loans, including fees                                $ 4,012,862                $ 4,234,434
   Taxable securities                                       459,437                    548,478
   Non-taxable securities                                    13,271                      5,817
   Deposits with financial institutions                      50,092                     52,190
                                                        -----------                -----------
     Total interest income                                4,535,662                  4,840,919

Interest expense
   Deposits                                               1,972,512                  1,677,744
   Borrowed funds                                           915,005                  1,234,806
                                                        -----------                -----------
     Total interest expense                               2,887,517                  2,912,550

Net interest income                                       1,648,145                  1,928,369
Provision for loan losses                                   150,000                    191,250
                                                        -----------                -----------

Net interest income after provision for loan
  losses                                                  1,498,145                  1,737,119

Noninterest income
  Service charges on deposit accounts                        88,641                     85,794
  Net loss on sale of securities                               --                       (1,563)
  Net gain on sale of loans                                  31,259                       --
  Other service charges or fees                             166,385                    145,265
                                                        -----------                -----------
     Total noninterest income                               286,285                    229,496

Noninterest expense
   Salaries and employee benefits                           575,174                    589,547
   Occupancy                                                113,999                    116,180
   Data processing                                          160,703                    143,860
   Deposit Insurance premium                                  6,497                      6,360
   Professional fees                                         83,195                     63,065
   Correspondent bank charges                                52,976                     55,970
   Other expense                                            238,810                    194,231
                                                        -----------                -----------
     Total noninterest expense                            1,231,354                  1,169,213
                                                        -----------                -----------
Income before income taxes                                  553,076                    797,402
   Income tax expense                                       160,375                    278,428
                                                        -----------                -----------

Net income                                              $   392,701                $   518,974
                                                        ===========                ===========

Comprehensive Income                                    $   518,836                $   519,656
                                                        ===========                ===========

Basic earnings per common share                         $      0.25                $      0.32
Diluted earnings per common share                       $      0.24                $      0.32
Net interest margin                                            2.85%                      3.14%
Return on average assets                                       0.65%                      0.81%
Return on average equity                                       5.87%                      8.03%
Shareholder's equity to assets                                11.30%                     10.11%

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        Three months ended March 31, 2001
--------------------------------------------------------------------------------
                                   (Unaudited)


                                                                                                      Unearned
                                                                                                      Employee
                                                                     Additional                        Stock
                                                       Common         Paid-in         Retained        Ownership
                                                       Stock          Capital         Earnings       Plan Shares
                                                    ----------- ---------------- --------------- ---------------
Balance, January 1, 2001                               $26,407      $28,817,843     $11,213,771      $(766,395)

Net Income March 31, 2001                                                               392,701

Other Comprehensive income:

     Net change in unrealized gains(losses)
     on securities available for sale
      Total tax effect

     Total other comprehensive income


Comprehensive income


Dividends Paid $.11 per share year to date                                             (186,178)

Purchase of 20,762 shares of Treasury Stock

Issuance of 11,762 shares of Treasury Stock
   upon exercise of options                                             (15,804)

Tax effect on stock plans                                                 3,971

4,397 shares committed to be released under ESOP                         12,820                         36,319



Amortization of RRP Contributions

                                                    ----------- ---------------- --------------- ---------------
Balance at March 31, 2001                              $26,407      $28,818,830     $11,420,294      $(730,076)
                                                    =========== ================ =============== ===============


                                                          Unearned      Accumulated other
                                                         Recognition      Comprehensive                          Total
                                                        And Retention     Income (loss),     Treasury         Shareholders'
                                                         Plan Shares        Net of tax        Stock              Equity
                                                   ------------------ ------------------- -------------- ------------------
Balance, January 1, 2001                                   $(21,196)        $(55,418)      $(12,641,255)      $26,573,757

Net Income March 31, 2001                                                                                         392,701

Other Comprehensive income:

     Net change in unrealized gains(losses)
     on securities available for sale                                        208,841
      Total tax effect                                                       (82,706)
                                                                            --------
     Total other comprehensive income                                        126,135                              126,135
                                                                                                             ------------

Comprehensive income
                                                                                                                  518,836

Dividends Paid $.11 per share year to date                                                                       (186,178)

Purchase of 20,762 shares of Treasury Stock                                                    (221,580)         (221,580)

Issuance of 11,762 shares of Treasury Stock
   upon exercise of options                                                                     130,014           114,210

Tax effect on stock plans                                                                                           3,971

4,397 shares committed to be released under ESOP                                                                   49,139



Amortization of RRP Contributions                             2,159                                                 2,159

                                                   ------------------ ------------------- -------------- ------------------
Balance at March 31, 2001                                  $(19,037)         $70,717       $(12,732,821)      $26,854,314


                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000

                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                      2001                  2000
                                                                                                      ----                  ----
                                                                                                            (Unaudited)
Cash flows from operating activities
     Net income                                                                                   $    392,701         $    518,974
     Adjustments to reconcile net income
         to net cash from operating activities
         Depreciation and amortization                                                                 101,972              117,573
         Provision for loan losses                                                                     150,000              191,250
         Net (gain) loss on sale of :
              Foreclosed real estate and repossessed assets                                              9,917                4,437
              Premises and equipment                                                                      --                 14,452
              Securities available for sale                                                               --                  1,563
         Loans held for sale                                                                           (31,259)                --
     Originations of loans held for sale                                                            (1,685,981)                --
     Proceeds from loans sold                                                                        1,717,240                 --
         Reduction of obligation under ESOP                                                             49,139               15,426
     Amortization of RRP                                                                                 2,159               50,716
         Net change in:
         Other assets                                                                                  195,783             (645,541)
         Accrued interest receivable                                                                   119,729             (143,668)
         Accrued expenses and other liabilities                                                         14,528              177,843
                                                                                                  ------------         ------------
              Total adjustments                                                                        643,227             (215,949)
                                                                                                  ------------         ------------
              Net cash from operating activities                                                     1,035,928              303,025

Cash flows from investing activities
     Purchases of securities available for sale                                                     (6,143,764)          (5,057,675)
     Proceeds from maturities and principal payments of:
           Securities available for sale                                                             9,579,144               67,874
           Securities held to maturity
                                                                                                        38,000               36,212
     Proceeds from sale of securities available for sale                                                  --              4,998,438
     Purchases of loans                                                                                (79,997)                --
     Net change in loans                                                                             4,867,912             (938,066)
     Proceeds from sale of foreclosed real estate and repossessed vehicles                             236,665               44,563
     Expenditures on premises and equipment                                                            (52,137)             (77,433)
     Proceeds from sale of premises and equipment                                                         --                    375
                                                                                                  ------------         ------------
         Net cash from investing activities                                                          8,445,823             (925,712)

Cash flows from financing activities
     Net change in deposits                                                                          3,039,420           (1,711,521)
     Advances from FHLB                                                                             12,000,000           45,000,000
     Repayment of FHLB advances                                                                    (22,999,775)         (41,499,772)
     Payments of demand notes                                                                         (125,000)                --
     Net change in other borrowed funds                                                             (1,756,723)            (259,708)
     Dividends paid                                                                                   (186,178)            (174,224)
     Purchase of stock                                                                                (221,580)            (162,583)
     Sale of treasury stock                                                                            114,210               42,937
                                                                                                  ------------         ------------
         Net cash from financing activities                                                        (10,135,626)           1,235,129
                                                                                                  ------------         ------------

Net change in cash and cash equivalents                                                               (653,875)             612,442

Cash and cash equivalents at beginning of period                                                     6,576,266            5,899,203
                                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                                        $  5,922,391         $  6,511,645
                                                                                                  ============         ============

Cash paid for:
     Interest                                                                                     $  2,938,854         $  2,777,447
     Income taxes                                                                                         --                 82,000
Non-cash transactions:
         Transfer from loans to other real estate and repossessed assets                          $    180,633         $     78,378

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 2001 and 2000 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE
Basic   earnings  per  share  are  based  on   weighted-average   common  shares
outstanding. Diluted earnings per share further assume issue of any dilutive potential common shares.

                                                                Three months ended
                                                                    March 31,
                                                              2001               2000
                                                              ----               ----
Earnings Per Share
Net income available to common shareholders                $  392,701         $  518,974
                                                           ==========         ==========
  Weighted average common shares outstanding                1,592,959          1,606,319
                                                           ==========         ==========
Basic Earnings Per Share                                   $     0.25         $     0.32
                                                           ==========         ==========

Earnings Per Share Assuming Dilution
   Net income available to common shareholders             $  392,701         $  518,974
                                                           ==========         ==========
   Weighted average common shares outstanding               1,592,959          1,606,319
   Add: dilutive effects of assumed exercises of
        incentive stock options and non qualified
        stock options                                          16,727             30,268
                                                           ----------         ----------
   Weighted average and dilutive common shares
      outstanding                                           1,609,686          1,636,587
                                                           ==========         ==========
        Diluted earnings per share                         $     0.24         $     0.32
                                                           ==========         ==========

NOTE 3 - CASH DIVIDENDS

On April 25, 2001 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.11 per share. The dividend will be paid on May 25, 2001 to shareholders of record on May 11, 2001. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $182,000.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 4 - STOCK REPURCHASE PLAN

On August 4, 2000 Northeast Indiana Bancorp announced a new stock repurchase program to repurchase 6.75% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 117,000 shares. As of April 26, 2001, 69,000 shares have been repurchased under this program since its announcement.

There were also 11,762 shares repurchased from exercised options year to date through April 26, 2001.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2001, the capital requirements for First Federal under those regulatory requirements and First Federal's actual capital ratios. As of March 31, 2001, First Federal substantially exceeded all current regulatory capital standards.

                                                                                                      Minimum Required To Be Well
                                                              Minimum Required For Capital             Capitalized Under Prompt
                                           Actual                   Adequacy Purpose                 Corrective Action Regulations
                                   Amount         Ratio          Amount           Ratio                 Amount            Ratio
                                   ------         -----          ------           -----                 ------            -----
                                                                    (Dollars in thousands)
Total Capital
(to risk weighted assets)           $26,108       16.93%         $12,334            8.0%                  $15,417         10.0%

Tier 1 (core) capital (to
risk weighted assets)                24,302       15.76%           6,167            4.0%                    9,250          6.0%

Tier 1(core) capital (to
adjusted total assets)               24,302       10.24%           9,493            4.0%                   11,866          5.0%

Tier 1 (core) capital (to
average assets)                      24,302       10.10%           9,626            4.0%                   12,033          5.0%

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 6- NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 2001, Northeast Indiana Bancorp adopted Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 that requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material impact on the financial condition or results of operations of Northeast Indiana Bancorp.

                         NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at March 31, 2001, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST AND FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department, which began operations in the fourth quarter. At the end of March 31, 2001, $25.8 million was held under asset management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

                         NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $9.5 million or 3.84% from $247.1 million at December 31, 2000 to $237.5 million at March 31, 2001. This decrease was due primarily to a decrease in net loans receivable as well as securities.

Net loans receivable decreased $5.2 million or 2.60% from $200.2 million at December 31, 2000 to $195.0 million at March 31, 2001. The decrease in loans during the first three months of 2001 was in construction loan products which accounted for $3.2 million of the decrease along with a $678,000 decrease in commercial lending, a $832,000 decrease in consumer lending and a $1.4 million decrease in mortgages. We also originated $1.7 million in residential mortgages sold to the secondary market with servicing retained during the quarter. Allowances for loan losses increased approximately $179,000 through the three months ended March 31, 2001. Securities available-for-sale decreased $3.2 million or 10.3% from $31.2 million to $28.0 million for the period December 31, 2000 to March 31, 2001. Borrowed funds have been reduced by $12.9 million predominately by reducing FHLB advances, which has relieved the tight liquidity at the bank level.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $393,000 or $0.24 per diluted share for the three months ended March 31, 2001 compared to $519,000 or $0.32 per diluted share for the three months ended March 31, 2000.

Net interest income decreased $280,000 to $1.6 million for the three months ended March 31, 2001 compared to $1.9 million for the three months ended March 31, 2000. Interest income decreased $305,000 to $4.5 million for March 31, 2001 compared to $4.8 million for March 31, 2000. For the first quarter interest expense remained unchanged at $2.9 million for the quarter ended March 31, 2001 compared to $2.9 million for March 31, 2000. The decreases are from lower earning asset balances, and constricted margins due to current rate environment.

Provisions for loan losses decreased by $41,000 for the three months ended March 31, 2001 compared to the same period ended March 31, 2000. The decreased provisions are discussed in more detail under the non-performing assets and allowance for loan loss section.

Non-interest income increased to $286,000 for the three months ended March 31, 2001 compared to $229,000 for the comparable period in 2000. This represents an increase of $57,000 or 24.7% for the three months ended March 31, 2001. This increase is primarily from the $31,000 gain on loans sold and from service fees on deposits and other income including fee income from Trust and Financial Services and insurance.

                         NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Non-interest expense remained at $1.2 million for the three months ended March 31, 2001 compared to $1.2 million for the corresponding period in 2000. Data processing expense has increased $17,000 for the three months ended March 31, 2001 due to software upgrades and increased processing volume and fees for card services.

Income tax expense decreased for the three months ended March 31, 2001 due to lower taxable income compared to 2000 and an increase in the available tax credits from the Northeast Indiana Bancorp's investment in low income housing partnerships. This decrease was reflected in an effective tax rate of 29% for the quarter ended March 31, 2001 compared to an 35% effective tax rate for the quarter ended March 31, 2000.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $150,000 for the three months ended March 31, 2001 compared to $191,250 for the same period ended March 31, 2000. Management has become more proactive with commercial loan grading and tracking based on the economy slowing down. The non-performing assets include over $400,000 of repossessed assets that will be sold during the second quarter 2001.

                         NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                             March 31     December 31
                                               2001          2000
                                               ----          ----

Non-performing loans
   One-to-four-family                      $    3,458     $     608
   Multi-family                                    18            29
   Commercial real estate                       1,472           708
   Construction or development                    565           472
   Consumer                                     1,557         1,684

   Commercial Business                            420           198
                                           ----------     ---------
      Total                                     7,490         3,699
                                           ----------     ---------
Foreclosed assets
   One-to-four-family                               -             -
   Commercial                                       -             -
   Land                                           185           185
                                           ----------     ---------
      Total                                       185           185
                                           ----------     ---------
Repossessed Assets
   Consumer                                        99            89
   Commercial                                     418           450
                                           ----------     ---------
      Total                                       517           539
                                           ----------     ---------
      Total non-performing assets               8,192         4,423
                                           ----------     ---------
      Total non-performing assets as a
          Percentage of total assets            3.45%         1.79%
                                           ----------     ---------


Total non-performing assets increased from $4.4 million to $8.2 million or 3.45% of total assets at March 31, 2001 from 1.79% of total assets at December 31, 2000. The $3.5 million in the one-to-four family includes $2.8 million in loans secured by one-to-four family residential rental properties that we have placed on non-accrual status at March 31, 2001 due to weakness in cash flows. These rental properties were identified as impaired at December 31, 2000 but were not included in non-performing assets at December 31, 2000. Although the loans are on non-accrual the bank is receiving some interest payments on a cash basis. Impaired loans at March 31, 2001 were $7.0 million compared to $8.4 million at December 31, 2000. No new impaired loans were added during the first quarter 2001.

                         NORTHEAST INDIANA BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At March 31, 2001, First Federal exceeded all regulatory capital standards.

At March 31, 2001, First Federal's risk based capital was $26.1 million or 16.93% of risk adjusted assets, which exceeds the $12.3 million and the 8.0% OTS requirement by $13.8 million and 8.93%. First Federal's core capital at March 31, 2001 is $24.3 million or 10.10% of average assets, which exceeds the OTS requirement of $9.6 million, and 4.00% by $14.7 million and 6.10%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of March 31, 2001, First Federal had commitments to originate loans and to fund open lines of credit totaling $16.2 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, has grown substantially for the last several years and therefore our liquidity position was tight as we leveraged our capital. First Federal during the last two quarters has reduced assets and substantially reduced borrowings primarily by paying off FHLB advances. First Federal has now positioned itself to again begin to grow at a more modest rate of increase in future quarters.

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

ITEM 1 - LEGAL PROCEEDINGS

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 25, 2001. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

               (1) The election of the following directors for a three year term:

                                                         Votes
                                                         -----
                                                For                 Withheld
                                              ---------             --------
                    Stephen E. Zahn           1,130,892             198,296
                    Dan L Stephan             1,096,861             232,327

               (2) Ratification of Crowe, Chizek and Company LLP as auditors for the year ending December 31, 2001:

                                                 Votes
                                                 -----

                               For               Against          Withheld
                             ---------           -------          --------
                             1,312,305           13,306            3,577

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                    Continued


ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                None

          (b)  Reports on Form 8-K

               (1) February 9, 2001 Announcing Fourth Quarter Earnings and Cash Dividends

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NORTHEAST INDIANA BANCORP, INC.


Date:  May 14, 2001              By:     /S/ STEPHEN E. ZAHN
                                     ---------------------------------------
                                               Stephen E. Zahn
                                      President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:  May 14, 2001              By:    /S/ DARRELL E. BLOCKER
                                     ---------------------------------------
                                             Darrell E. Blocker
                                         Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)