Form 10QSB
period 2001-06-30
NORTHEAST INDIANA BANCORP INC
filed 2001-08-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT

            For the transition period from ___________ to ___________


                         Commission file number 0-26012.

                         NORTHEAST INDIANA BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                          35-1948594
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

                648 North Jefferson Street, Huntington, IN 46750
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (219) 356-3311

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                             OUTSTANDING AT August 2, 2001
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                       1,613,536


      Transitional Small Business Disclosure Format: YES [   ]   NO [ X ]

            NORTHEAST INDIANA BANCORP, INC.

                         INDEX


PART 1.  FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000                            1

         Consolidated Statements of Income for the
          three and six months ended June 30, 2001 and 2000             2

         Consolidated Statement of Changes in Shareholders' Equity
         for the six months ended June 30, 2001                         3

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000                            4

         Notes to Consolidated Financial Statements                     6


Item 2.  Management's Discussion and Analysis or Plan of Operation      8



PART II. OTHER INFORMATION                                              14

         Signature page                                                 16


                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 And December 31, 2000


                                                                                              June 30,           December 31,
                                                                                                2001                2000
                                                                                             (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                                  $  11,792,271       $   3,208,993
Noninterest earning cash and cash equivalents                                                   2,032,763           3,367,273
                                                                                            -------------       -------------
        Total cash and cash equivalents                                                        13,825,034           6,576,266
Securities available for sale                                                                  32,917,198          31,226,026
Securities held to maturity (fair value:
    June 30, 2001- $345,000; December 31, 2000 - $383,000)                                        345,000             383,000
Loans receivable, net of allowance for loan losses:  June 30,
    2001 - $2,230,506; and December 31, 2000 - $2,001,172                                     185,451,683         200,151,133
Accrued interest receivable                                                                       737,376             895,612
Premises and equipment, net                                                                     2,287,160           2,244,179
Investments in limited liability partnerships                                                   1,625,011           1,703,839
Other assets                                                                                    3,443,423           3,914,247
                                                                                            -------------       -------------
        Total assets                                                                        $ 240,631,885       $ 247,094,302
                                                                                            =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
        Demand deposits                                                                     $   4,584,375       $   4,571,661
        Savings                                                                                 9,301,404           9,265,835
        NOW and MMDDA                                                                          28,402,580          30,896,868
        Time deposits                                                                         101,387,783         102,071,754
                                                                                            -------------       -------------
               Total deposits                                                                 143,676,142         146,806,118
Borrowed funds                                                                                 69,414,747          72,538,670
Accrued expenses and other liabilities                                                          1,051,688           1,175,757
                                                                                            -------------       -------------
        Total liabilities                                                                     214,142,577         220,520,545

Shareholders' equity
        Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued                      --                  --
        Common stock, $.01 par value: 4,000,000 shares authorized;
             at  June 30, 2001:  2,640,672 shares issued, 1,622,536 shares outstanding at December 31, 2000:  2,640,672 shares issued, 1,692,536
            shares outstanding                                                                     26,407              26,407
        Additional paid in capital                                                             28,832,951          28,817,843
        Retained earnings, substantially restricted                                            11,754,082          11,213,771
        Unearned employee stock ownership plan shares                                            (693,757)           (766,395)
        Unearned recognition and retention plan shares                                            (16,878)            (21,196)
        Accumulated other comprehensive income (loss), net of tax                                  48,924             (55,418)
        Treasury stock, 1,018,136 and 948,136 common shares, at
          cost, at June 30, 2001 and December 31, 2000                                        (13,462,421)        (12,641,255)
               Total shareholders' equity                                                      26,489,308          26,573,757
                                                                                            -------------       -------------
                      Total liabilities and shareholders' equity                            $ 240,631,885       $ 247,094,302
                                                                                            =============       =============

                 See accompanying notes to financial statements
--------------------------------------------------------------------------------
                                                                              1.


                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2001 and 2000

                                                Three months ended                     Six months ended
                                                       June 30,                             June 30,
                                                2001             2000                2001              2000
                                                ----             ----                ----              ----

                                                                        (Unaudited)
Interest income
   Loans, including fees                     $ 3,939,491       $ 4,297,346        $ 7,952,352       $ 8,531,780
   Taxable securities                            418,557           567,664            877,993         1,116,141
   Non-taxable securities                         50,914             5,544             64,185            11,362
   Deposits with financial institutions          130,818            61,630            180,910           113,820
                                             -----------       -----------        -----------       -----------
     Total interest income                     4,539,780         4,932,184          9,075,440         9,773,103

Interest expense
   Deposits                                    1,894,395         1,593,214          3,866,907         3,270,957
   Borrowed funds                                920,449         1,479,554          1,835,454         2,714,360
                                             -----------       -----------        -----------       -----------
     Total interest expense                    2,814,844         3,072,768          5,702,361         5,985,317

Net interest income                            1,724,936         1,859,416          3,373,079         3,787,786
Provision for loan losses                        100,000           191,250            250,000           382,500
                                             -----------       -----------        -----------       -----------

Net interest income after provision
  for loan losses                              1,624,936         1,668,166          3,123,079         3,405,286

Noninterest income
   Service charges on deposit accounts            94,660            93,161            183,301           178,956
   Net loss on sale of securities                     --            (1,563)                --            (1,563)
   Net gain on sale of loans                      57,162                --             88,421                --
   Other service charges or fees                 147,791           133,590            314,175           277,292
                                             -----------       -----------        -----------       -----------
     Total noninterest income                    299,613           225,188            585,897           454,685

Noninterest expense
   Salaries and employee benefits                588,568           601,453          1,163,742         1,191,000
   Occupancy                                     118,114           103,661            232,113           219,841
   Data processing                               154,499           137,286            315,203           281,147
   Deposit insurance premium                       6,949             7,402             13,446            13,762
   Professional fees                              60,535            56,025            143,731           119,090
   Correspondent bank charges                     59,679            60,894            112,655           116,864
   Other expense                                 186,308           196,765            425,113           390,996
                                             -----------       -----------        -----------       -----------
     Total noninterest expense                 1,174,652         1,163,486          2,406,003         2,332,700

Income before income taxes                       749,897           729,868          1,302,973         1,527,271
   Income tax expense                            234,660           225,270            395,035           503,698
                                             -----------       -----------        -----------       -----------

Net income                                   $   515,237       $   504,598        $   907,938       $ 1,023,573
                                             ===========       ===========        ===========       ===========

Comprehensive income                         $   493,444       $   574,030        $ 1,012,280       $ 1,093,686
                                             ===========       ===========        ===========       ===========
Basic earnings per share                     $      0.33       $      0.32        $      0.58       $      0.64
Diluted earnings per share                   $      0.33       $      0.31        $      0.57       $      0.63
Net interest margin                                 2.95%             3.03%              2.91%             3.08%
Return on average assets                            0.84%             0.79%              0.75%             0.80%
Return on average equity                            7.73%             7.77%              6.80%             7.90%
Shareholders' equity to assets                     11.01%            10.30%



   See accompanying notes to financial statements
--------------------------------------------------------------------------------
                                                                              2.



                                                   NORTHEAST INDIANA BANCORP, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   Six months ended June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)

                                                                                                      Unearned
                                                                                                      Employee           Unearned
                                                                 Additional                              Stock          Recognition
                                                       Common     Paid-in           Retained          Ownership       And Retention
                                                       Stock      Capital           Earnings         Plan Shares        Plan Shares
                                                       -----      -------           --------         -----------        -----------
Balance, January 1, 2001                              26,407     28,817,843        11,213,771         (766,395)            (21,196)

Net Income June 30, 2001                                                              907,938

Other comprehensive income:
  Net change in unrealized gains(losses)
  on securities available for sale

  Total tax effect

  Total other comprehensive income


Comprehensive income

Dividends Paid $.22 per share year to date                                           (367,627)

Purchase of 88,417 shares of treasury stock

Issuance of 18,417 shares of treasury stock upon
exercise of options
                                                                    (24,069)

Tax effect on stock plans                                             3,971

8,794 shares committed to be released under ESOP                     35,206                             72,638


Amortization of RRP contributions                                                                                            4,318

                                                   ---------    -----------       -----------         --------             -------
Balance at June 30, 2001                              26,407     28,832,951        11,754,082         (693,757)            (16,878)
                                                   =========    ===========       ===========         ========             =======

                                                          Accumulated
                                                             Other
                                                         Comprehensive                             Total
                                                          Income (loss),     Treasury          Shareholders'
                                                            Net of Tax         Stock               Equity
                                                            ----------         -----               ------
Balance, January 1, 2001                                    (55,418)      (12,641,255)           26,573,757

Net Income June 30, 2001                                                                            907,938

Other comprehensive income:
  Net change in unrealized gains(losses)
  on securities available for sale                          172,901

  Total tax effect                                          (68,559)
                                                        -----------
  Total other comprehensive income                          104,342                                 104,342
                                                                                                -----------

Comprehensive income                                                                              1,012,280

Dividends Paid $.22 per share year to date                                                         (367,627)

Purchase of 88,417 shares of treasury stock                                (1,024,065)           (1,024,065)

Issuance of 18,417 shares of treasury stock upon
exercise of options
                                                                              202,899               178,830

Tax effect on stock plans                                                                             3,971

8,794 shares committed to be released under ESOP                                                    107,844


Amortization of RRP contributions                                                                     4,318

                                                        -----------       -----------          -----------
Balance at June 30, 2001                                     48,924       (13,462,421)           26,489,308
                                                        ===========       ===========           ===========



   See accompanying notes to financial statements
--------------------------------------------------------------------------------
                                                                              3.

                                            NORTHEAST INDIANA BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Six months ended June 30, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended
                                                                                               June 30,
                                                                                       2001                 2000
                                                                                  -------------         -------------
                                                                                              (Unaudited)
Cash flows from operating activities
        Net income                                                                $     907,938      $   1,023,573
        Adjustments to reconcile net income
          to net cash from operating activities
          Depreciation and amortization                                                 211,668            200,551
          Provision for loan losses                                                     250,000            382,500
        Net (gain) loss on sale of:
          Foreclosed real estate and repossessed assets                                  37,394             59,191
          Premises and equipment                                                           --               14,377
          Securities available for sale                                                    --                1,563
          Loans held for sale                                                           (88,421)              --
        Originations of loans held for sale                                          (5,223,451)              --
        Proceeds from loans sold                                                      5,311,872               --
        Reduction of obligation under ESOP                                              107,844            100,861
      Amortization of RRP                                                                 4,318            101,433
        Net change in:
                      Other assets                                                      (10,023)          (789,608)
                      Accrued interest receivable                                       158,236            (53,851)
                      Accrued expenses and other liabilities                           (124,069)            18,126
                                                                                  -------------      -------------
                      Total adjustments                                                 635,368             35,143
                                                                                  -------------      -------------
                                    Net cash from operating activities                1,543,306          1,058,716

Cash flows from investing activities
        Net decrease in interest-bearing deposits
          in financial institutions                                                        --              100,000
        Purchases of securities available for sale                                  (14,568,458)        (5,070,223)
        Proceeds from maturities and principal payments of:
                      Securities available for sale                                  13,052,419            179,884
                      Securities held to maturity                                        38,000             36,316
        Proceeds from sales of securities available for sale                               --            4,998,438
        Proceeds from sales of securities held to maturity                                 --                 --
        Purchases of loans                                                              (79,997)        (1,006,837)
        Net change in loans                                                          13,464,882           (335,059)
        Proceeds from sale of participation loans                                       650,000               --
        Proceeds from sale of foreclosed real estate and repossessed vehicles           793,430            195,646
        Expenditures on premises and equipment                                         (178,053)          (110,287)
        Proceeds from sale of premises and equipment                                       --                  450
                                                                                  -------------      -------------
               Net cash from investing activities                                    13,172,223         (1,011,672)

Cash flows from financing activities
        Net change in deposits                                                       (3,129,976)       (16,850,780)
        Advances from FHLB                                                           29,000,000        102,000,000
        Repayment of FHLB advances                                                  (31,399,663)       (86,099,545)
        Payments of demand notes                                                       (125,000)           (25,000)
        Net change in other borrowed funds                                             (599,260)           891,203
        Dividends paid                                                                 (367,627)          (348,528)
        Purchase of stock                                                            (1,024,065)          (278,520)
        Sale of treasury stock                                                          178,830             42,937
                                                                                  -------------      -------------
Net cash from financing activities                                                   (7,466,761)          (668,233)
                                                                                  -------------      -------------

Net change in cash and cash equivalents                                               7,248,768           (621,189)

Cash and cash equivalents at beginning of period                                      6,576,266          5,899,203
                                                                                  -------------      -------------
Cash and cash equivalents at end of period                                        $  13,825,034      $   5,278,014
                                                                                  =============      =============

--------------------------------------------------------------------------------
                                                                       Continued
                                                                              4.

                                            NORTHEAST INDIANA BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Six months ended June 30, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended
                                                                                               June 30,
                                                                                       2001                  2000
                                                                                  -------------         -------------
                                                                                              (Unaudited)
Cash paid for:
        Interest                                                                  $5,755,485            $5,977,053
        Income taxes                                                                 401,700               671,700

Non-cash transactions:
        Investment in obligation relative to limited partnership                  $       --            $  500,000
        Transfer from loans to other real estate and repossessed assets              414,565               656,783

--------------------------------------------------------------------------------
                                                                              5.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 2001 and 2000 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc.("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares.

                                                               Three months ended           Six months ended
                                                               ------------------           ----------------
                                                                    June 30,                     June 30,
                                                                    --------                     --------
                                                              2001           2000           2001          2000
                                                           ----------     ----------     ----------     ----------
Earnings Per Share
  Net Income available to common shareholders              $  515,237     $  504,598     $  907,938    $1,023,573
  Weighted average common shares outstanding                1,556,315      1,600,061      1,574,536     1,603,190

     Basic Earnings Per Share                              $     0.33     $     0.32     $     0.58     $     0.64

Earnings Per Share Assuming Dilution
   Net Income available to common shareholders             $  515,237     $  504,598     $  907,938     $1,023,573
   Weighted average common shares outstanding               1,556,315      1,600,061      1,574,536      1,603,190
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                     18,216         12,674         26,830         28,443
                                                           ----------     ----------     ----------     ----------
   Weighted average and dilutive common shares
      Outstanding                                           1,574,531      1,612,735      1,601,366      1,631,633
       Diluted earnings per share                          $     0.33     $     0.31     $     0.57     $     0.63

NOTE 3 - COMMON STOCK DIVIDENDS

On July 30, 2001, the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.11 per share. The dividend will be paid on August 27, 2001 to shareholders of record on August 17, 2001. The payment of the cash dividend will reduce shareholders' equity (third quarter) by approximately $177,000.


--------------------------------------------------------------------------------
                                   Continued
                                                                              6.

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
--------------------------------------------------------------------------------

NOTE 4 - STOCK REPURCHASE PLAN

On August 4, 2000, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 6.75% of the outstanding shares in the open market as Treasury shares over the next twelve months. On August 2, 2001 this program was completed.

There were also 18,417 shares repurchased from exercised options year to date through August 2, 2001.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2001, the capital requirements for First Federal under federal regulatory agencies and First Federal's actual capital ratios. As of June 30, 2001, First Federal substantially exceeded all current regulatory capital standards.

                                                                                                        Minimum Required To Be Well
                                                                               Minimum Required For      Capitalized Under Prompt
                                                          Actual             Capital Adequacy Purpose  Corrective Action Regulations
                                                   Amount          Ratio        Amount         Ratio       Amount           Ratio
                                                   ------          -----        ------         -----       ------           -----
                                                                               (Dollars in thousands)
Total Capital
(to risk weighted assets)                        $  24,770         16.0%      $  12,330          8.0%      $  15,413         10.0%

Tier 1 (core) capital (to risk weighted assets)
                                                    24,718         16.0%          6,165          4.0%          9,248          6.0%

Tier 1(core) capital (to adjusted total assets)
                                                    24,718         10.3%          9,613          4.0%         12,016          5.0%

Tier 1 (core) capital (to average assets)
                                                    24,718         10.3%          9,556          4.0%         11,945          5.0%

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.
--------------------------------------------------------------------------------
                                                                              7.

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at June 30, 2001, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST AND FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department, which began operations in the fourth quarter. At the end of June 30, 2001, approximately $26.1 million in trust assets were held under management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

--------------------------------------------------------------------------------
                                                                              8.

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $6.4 million or 2.59% from $247.1 million at December 31, 2000 to $240.7 million at June 30, 2001. This decrease was due primarily to a decrease in net loans receivable.

Net loans receivable decreased $14.7 million or 7.34% from $200.2 million at December 31, 2000 to $185.5 million at June 30, 2001. The decrease in loans during the first six months of 2001 was in construction loan products which accounted for $2.2 million of the decrease along with a $2.6 million decrease in commercial lending, a $761,000 decrease in consumer lending and a $8.4 million decrease in mortgages. We also originated $5.2 million in residential mortgages sold to the secondary market with servicing retained during the first half of the year. Allowances for loan losses increased approximately $230,000 through the six months ended June 30, 2001. Securities available-for-sale increased $1.7 million or 5.4% from $31.2 million to $32.9 million for the period December 31, 2000 to June 30, 2001. Borrowed funds have been reduced by $3.1 million predominately by reducing FHLB advances, which provides improved liquidity at the bank level.


RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $515,000 or $0.33 per diluted share and $908,000 or $0.57 per diluted share for the three and six months ended June 30, 2001 compared to $505,000 or $0.31 per diluted share and $1.0 million or $0.63 per diluted share for the three and six months ended June 30, 2000.

Net interest income decreased to $1.7 million for the three months ended June 30, 2001 compared to $1.9 million for the three months ended June 30, 2000. Net interest income decreased to $3.4 million from $3.8 million for the six months ended June 30, 2001 and June 30, 2000 respectively. Interest income for the quarter decreased $392,000 to $4.5 million for June 30, 2001 compared to $4.9 million for June 30,2000. Interest income for the six months ended June 30, 2001 was $9.1 million compared to $9.8 million for the six months ended June 30, 2000 a decrease of $698,000 or 7.14%. Of the $698,000 decrease, 74% of the variance is attributed to volume while 26% of the variance is related to rates. For the second quarter, interest expense decreased $258,000 to $2.8 million for the quarter ended June 30, 2001 compared to $3.1 million June 30, 2000. Interest expense for the six months ended June 30, 2001 was approximately $5.7 million a decrease of $283,000 compared to $6.0 million expensed for the same period ended June 30, 2000. This decrease is due to borrowed funds and time deposits repricing at lower rates as they mature and lower average balances. During the first half of 2001 we have reduced both our wholesale time deposits and our FHLB advances.


--------------------------------------------------------------------------------
                                    Continued
                                                                              9.

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS (CONTINUED)

Provisions for loan losses decreased by $91,000 for the three months ended June 30, 2001 compared to the same period ended June 30, 2000. The decreases to provisions are discussed in more detail under non-performing assets and allowances for loan losses.

Non-interest income increased to $300,000 for the three months ended June 30, 2001 compared to $225,000 for the comparable period in 2000. This represents an increase of $75,000 for the quarter over the same period last year. Non-interest income increased to $586,000 compared to $455,000 for the six months ended June 30, 2001 and 2000 respectively. Of the $131,000 or 28.8%, increase, $88,000 is from the gain on sale of loans; other increases include trust income and bank owned life insurance (BOLI).

Non-interest expense was steady at $1.2 million and $2.4 million for the three and six months ended June 30, 2001 compared to $1.2 million and $2.3 million for the corresponding periods in 2000. This represents a small increase of $73,000 for the six months ended June 30, 2001 compared to the corresponding period in 2000. This increase is due to higher occupancy expense for 2001. Data processing expense has increased to $154,000 and $315,000 for the three and six months ended June 30, 2001 due to software upgrades and increased fees compared to $137,000 and $281,000 for the same periods ended June 30, 2000.

Income tax expense decreased for the six months ended June 30, 2001 due to lower taxable income compared to the same period in 2000 and an increase in the available tax credits from First Federal's investment in low income housing projects. This decrease was reflected in an effective tax rate of 30.3% compared to 33.0% for the six months ended June 30, 2001 and 2000 respectively.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. As a result of this review process, management recorded provisions for loan losses in the amount of $100,000 and $250,000 for the three and six months ended June 30, 2001 compared to $191,000 and $383,000 for the same periods ended June 30, 2000.

Management continues to be proactive with commercial loan grading and tracking as we recognize the current economic slowdown. The non-performing assets were reduced by several factors particularly the sale of $416,000 in repossessed assets and improvement in the construction or development loan area by $472,000.


--------------------------------------------------------------------------------
                                    Continued
                                                                             10.

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned which has been acquired as a result of foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                              June 30      December 31
                                                                2001          2000
                                                                ------       ------
               Non-accruing loans
                 One-to-four family                             $2,693       $  608
                 Multi- family                                      28           29
                 Commercial real estate                          2,598          708
                 Construction or development                        --          472
                 Consumer                                        1,361        1,684
                 Commercial business                               445          198
                                                                ------       ------

               Total                                             7,125        3,699
                                                                ------       ------

               Foreclosed assets
                 One -to-four -family                               --           --
                 Commercial                                         --           --
                 Land                                              185          185

                                                                ------       ------
               Total                                               185          185
               Repossessed assets
                                                                   123           89
                 Consumer                                           --          450
                 Commercial
                                                                ------       ------
               Total                                               123          539
               Total non-performing assets                      $7,433       $4,423
               Total non-performing assets as a percentage
               Of total assets                                    3.09%        1.79%


Total non-performing assets increased from $4.4 million to $7.4 million or 3.09% of total assets at June 30, 2001 from 1.79% of total assets at December 31, 2000. The $2.7 million in the one-to-four family includes $2.2 million in loans secured by one-to four family residential rental properties that continue to be on non-accrual status at June 30, 2001 due to weakness in cash flows. These rental properties were identified as impaired at December 31, 2000 but were not included in non-performing assets at December 31, 2000. Although the loans are on non-accrual, the bank now is receiving the majority of interest only payments on a cash basis. Non-performing commercial real estate increased primarily because two borrowers ($2.0 million of principal) were ninety days past due as of June 30, 2001. Both borrowers have been making partial payments during the year and are nearly current on interest due. We had established a $250,000 specific reserve for one of the borrowers and no loss is anticipated on the second borrower.


--------------------------------------------------------------------------------
                                    Continued
                                                                             11.

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans at June 30, 2001 were $6.2 million compared to $8.4 million at December 31, 2000. No new impaired loans were added during the second quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At June 30, 2001, First Federal exceeded all regulatory capital standards.

At June 30, 2001, First Federal's risk based capital was $24.8 million or 16.0% of risk adjusted assets, which exceeds the $12.3 million and the 8.0% OTS requirement by $12.5 million and 8.0%. First Federal's core capital at June 30, 2001 is $24.7 million or 10.3% of average assets, which exceeds the OTS requirement of $9.6 million and 4.00% by $15.1 million and 6.3%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 2001, First Federal had commitments to originate loans and to fund open lines of credit totaling $15.9 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, had grown substantially over the previous years and therefore our liquidity position had tightened as we leveraged our capital. First Federal's liquidity position has improved during 2001. This improvement can be attributed to the following: a decline in overall loan demand, the selling of $5 million of residential mortgage loans and the substantial reduction of borrowings primarily by paying down FHLB advances.




--------------------------------------------------------------------------------
                                   Continued
                                                                             12.

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 25, 2001. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

               (1) The election of the following directors for a three year term:

                                                       Votes
                                                       -----
                                               For                Withheld
                                            ---------             --------
                     Stephen E. Zahn        1,130,892              198,296
                     Dan L. Stephan         1,096,891              232,327

               (2) Ratification of Crowe, Chizek and Company LLP as auditors for the year ending December 31, 2001: Votes

                        For                Against          Withheld

                     1,312,305              13,306             3,577

ITEM 5 - OTHER INFORMATION
               None


--------------------------------------------------------------------------------
                                                                             14.

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
               (a) Exhibits
                      None

               (b) Reports on Form 8-K

                  (1) April 17, 2001 Announcing First Quarter Earnings

                  (2) April 26, 2001 Announcing Cash Dividend and Annual Meeting
                      Results


--------------------------------------------------------------------------------
                                                                             15.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NORTHEAST INDIANA BANCORP, INC.


    Date:  August 14, 2001          By:   /S/ STEPHEN E. ZAHN
                                          -------------------
                                          Stephen E. Zahn
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


    Date:  August 14, 2001          By:   /S/ DARRELL E. BLOCKER
                                          ----------------------
                                          Darrell E. Blocker
                                          Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)