Form 10QSB
period 2001-09-30
NORTHEAST INDIANA BANCORP INC
filed 2001-11-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ___________ to ____________

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

                                                           OUTSTANDING AT
CLASS                                                     OCTOBER 31, 2001
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share approximately         1,587,536


          Transitional Small Business Disclosure Format: YES [_] NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                      -----

        PART 1.         FINANCIAL INFORMATION (UNAUDITED)                                         PAGE NO.
        Item 1.         Financial Statements (Condensed)

                        Consolidated Balance Sheets
                        September 30, 2001 and December 31, 2000                                     1

                        Consolidated Statements of Income for the
                        three and nine months ended September 30, 2001 and 2000                      2

                        Consolidated Statement of Change in Shareholders' Equity
                        for the nine months ended September 30, 2001                                 3

                        Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 2001 and 2000                                     4

                        Notes to Consolidated Financial Statements                                   6


        Item 2.         Management's Discussion and Analysis or Plan of Operation                    8


        PART II.        OTHER INFORMATION                                                           15

                        Signature page                                                              17

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 And December 31, 2000

                                                                                         September 30,       December 31,
                                                                                             2001               2000
                                                                                         (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                          $        21,538,003  $        3,208,993
Noninterest earning cash and cash equivalents                                                 2,476,385           3,367,273
                                                                                    -------------------  ------------------
     Total Cash and cash equivalents                                                         24,014,388           6,576,266
Securities available for sale                                                                33,233,629          31,226,026
Securities held to maturity (fair value: September
  30, 2001- $306,000; December 31, 2000 - $383,000)                                             306,000             383,000
Loans held for sale                                                                             514,800                   -
Loans receivable, net of allowance for loan losses (September 30,
  2001 $1,872,046 and December 31, 2000 $2,001,172)                                         175,685,545         200,151,133
Accrued interest receivable                                                                     712,849             895,612
Premises and equipment, net                                                                   2,276,247           2,244,179
Investments in limited liability partnerships                                                 1,585,597           1,703,839
Other assets                                                                                  3,387,200           3,914,247
                                                                                    -------------------  ------------------
     Total assets                                                                   $       241,716,255  $      247,094,302
                                                                                    ===================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Demand deposits                                                                $         4,408,447  $        4,571,661
     Savings                                                                                  9,584,052           9,265,835
     NOW and MMDDA                                                                           30,089,311          30,896,868
     Time deposits                                                                           98,739,859         102,071,754
                                                                                    -------------------  ------------------
         Total deposits                                                                     142,821,669         146,806,118
Borrowed funds                                                                               70,758,152          72,538,670
Accrued expenses and other liabilities                                                        1,443,913           1,175,757
                                                                                    -------------------  ------------------
     Total liabilities                                                                      215,023,734         220,520,545

Shareholders' equity
     Preferred Stock, no par value: 500,000 shares authorized;
      0 shares issued                                                                                 -                   -
     Common stock, $.01 par value: 4,000,000 shares authorized;
        9/30/01: 2,640,672 shares issued, 1,595,036 shares outstanding
        12/31/00: 2,640,672 shares issued, 1,692,536 shares outstanding                          26,407              26,407
     Additional paid in capital                                                              28,858,889          28,817,843
     Retained earnings, substantially restricted                                             12,107,748          11,213,771
     Unearned employee stock ownership plan shares                                             (657,437)           (766,395)
     Unearned recognition and retention plan shares                                             (14,718)            (21,196)
     Accumulated other comprehensive income (loss), net of tax                                  231,107             (55,418)
     Treasury stock, 1,045,636 and 948,136 common shares, at
       cost, at September 30, 2001 and December 31, 2000                                    (13,859,475)        (12,641,255)
                                                                                    -------------------- -------------------
         Total shareholders' equity                                                          26,692,521          26,573,757
                                                                                    -------------------  ------------------
              Total liabilities and shareholders' equity                            $       241,716,255  $      247,094,302
                                                                                    ===================  ==================


--------------------------------------------------------------------------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and nine months ended September 30, 2001 and 2000

                                                       Three months ended                      Nine months ended
                                                         September 30,                            September 30,
                                                   2001                 2000                 2001               2000
                                                   ----                 -----                ----               ----
                                                                              (Unaudited)
Interest income
   Loans, including fees                    $      3,697,561  $        4,322,293      $    11,649,908     $    12,854,072
   Taxable securities                                398,220             578,573            1,276,213           1,694,714
   Non-taxable securities                             58,953               5,475              123,138              16,837
   Deposits with financial institutions              139,178              63,506              320,087             177,326
                                            ----------------  ------------------      ---------------     ---------------
     Total interest income                         4,293,912           4,969,847           13,369,346          14,742,949

Interest expense
   Deposits                                        1,719,865           1,671,821            5,586,772           4,942,778
   Borrowed funds                                    923,602           1,578,409            2,759,057           4,292,769
                                            ----------------  ------------------      ---------------     ---------------
     Total interest expense                        2,643,467           3,250,230            8,345,829           9,235,547

Net interest income                                1,650,445           1,719,617            5,023,517           5,507,402
Provision for loan losses                            135,000             891,250              385,000           1,273,750
                                            ----------------  ------------------      ---------------     ---------------

Net interest income after provision
  for loan losses                                  1,515,445             828,367            4,638,517           4,233,652

Noninterest income
   Service charges on deposit accounts                92,778              97,472              276,080             276,428
   Loan servicing fees                                58,557              49,030              185,029             147,174
   Net gain (loss) on sale of
     securities                                            -                   -                    -              (1,563)
   Net gain on sale of loans                          50,626                   -              139,048                   -
   Other service charges and fees                    152,484            125, 852              340,185             303,437
                                            ----------------  ------------------      ---------------     ---------------
     Total noninterest income                        354,445             272,354              940,342             725,476

Noninterest expense
   Salaries and employee benefits                    569,130             714,714            1,732,875           1,905,713
   Occupancy                                         114,118             100,979              346,232             320,820
   Data processing                                   151,806             150,675              467,006             431,822
   Deposit insurance expense                           6,970               7,239               20,416              21,001
   Professional fees                                  42,526              40,216              186,256             159,306
   Correspondent bank charges                         56,764              58,024              169,420             174,888
   Other expense                                     170,749             181,073              595,854             570,507
                                            ----------------  ------------------      ---------------     ---------------
     Total noninterest expense                     1,112,063           1,252,920            3,518,059           3,584,057

Income before income taxes                           757,827            (152,199)           2,060,800           1,375,071
   Income tax expense                                226,673            (138,347)             621,708             365,351
                                            ----------------  ------------------      ---------------     ---------------

Net income                                  $        531,154  $          (13,852)     $     1,439,092     $     1,009,720
                                            ================  ==================      ===============     ===============

Comprehensive Income                        $       713,337   $          145,325      $     1,725,617     $     1,239,010
                                            ===============   ==================      ===============     ===============

Basic earnings (loss) per common share      $          0.35   $            (0.01)     $          0.92     $          0.63
Diluted earnings (loss) per common share    $          0.35   $            (0.01)     $          0.91     $          0.62



--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 2001
                                   (Unaudited)


                                                                                                   Unearned
                                                                                                   Employee         Unearned
                                                                   Additional                       Stock          Recognition
                                                         Common     Paid-in        Retained        Ownership      And Retention
                                                         Stock      Capital        Earnings       Plan Shares      Plan Shares
                                                         -----      -------        --------       -----------      -----------
Balance, December 31, 2000                               26,407    28,817,843     11,213,771        (766,395)           (21,196)

Net Income for nine months ended
 September 30, 2001                                                                1,439,092


Other Comprehensive income:
Net change in unrealized gains on securities
 available for sale
   Total tax effect

     Total other comprehensive income



Comprehensive income


Cash dividends declared $.33 per share year to date                                 (545,115)

Purchase of 124,992 shares of treasury stock

Issuance of 27,492  shares of treasury stock upon
exercise of options                                                   (35,326)


Tax effect on stock plans                                              24,064

13,191 shares committed to be released under  ESOP                     52,308                        108,958

Amortization of RRP Contributions                                                                                         6,478
                                                    ------------ --------------- -------------- -------------- ------------------
Balance at September 30, 2001                            26,407    28,858,889     12,107,748        (657,437)           (14,718)
                                                    ============ =============== ============== ============== ==================


                                                        Accumulated
                                                          Other
                                                       Comprehensive
                                                          Income                              Total
                                                          (Loss)           Treasury        Shareholders'
                                                        Net of Tax          Stock            Equity
                                                        ----------          -----            ------
Balance, December 31, 2000                                     (55,418)     (12,641,255)     26,573,757

Net Income for nine months ended
 September 30, 2001                                                                           1,439,092


Other Comprehensive income:
Net change in unrealized gains on securities
 available for sale                                            476,033
   Total tax effect                                           (189,508)
                                                      ------------------
     Total other comprehensive income                          286,525                          286,525
                                                                                           ---------------


Comprehensive income                                                                          1,725,617


Cash dividends declared $.33 per share year to date                                            (545,115)

Purchase of 124,992 shares of treasury stock                                 (1,520,494)     (1,520,494)

Issuance of 27,492  shares of treasury stock upon                               302,274         266,948
exercise of options

Tax effect on stock plans                                                                        24,064

13,191 shares committed to be released under ESOP                                                161,266
Amortization of RRP Contributions

Balance at September 30, 2001                                                                     6,478
                                                      ------------------ ---------------- ----------------
                                                               231,107      (13,859,475)     26,692,521
                                                      ================== ================ ================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended September 30, 2001 & 2000

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                            -------------
                                                                                     2001                    2000
                                                                                     ----                    ----
                                                                                             (Unaudited)
Cash flows from operating activities
     Net income                                                                  $   1,439,092         $   1,009,720
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                 302,911               286,893
         Provision for loan losses                                                     385,000             1,273,750
         Net (gain) loss on sale of:
           Premises and equipment                                                         --                  14,227
           Securities available for sale                                                  --                   1,563
           Loans held for sale                                                        (139,048)                 --
         Originations of loans held for sale                                        (8,308,965)                 --
         Proceeds from loans sold                                                    7,933,213                  --
         Reduction of obligation under ESOP                                            161,266               294,197
         Amortization of RRP                                                             6,478               152,150
         Net change in:
              Other assets                                                             (93,160)           (1,072,097)
              Accrued interest receivable                                              182,763              (242,717)
              Accrued expenses and other liabilities                                   268,156                69,076
                                                                                 -------------         -------------
                  Total adjustments                                                    698,614               777,042
                                                                                 -------------         -------------
                      Net cash from operating activities                             2,137,706             1,786,762

Cash flows from investing activities
     Net decrease in interest bearing deposits in
      financial institutions                                                              --                 100,000
     Purchases of securities available for sale                                    (18,492,982)           (5,112,294)
     Proceeds from maturities and principal payments of:
         securities available for sale                                              16,963,405               297,987
         securities held to maturity                                                    77,000                73,382
     Proceeds from sales of securities available for sale                                 --               4,998,438
     Purchases of loans                                                                (79,997)           (1,006,837)
     Net change in loans                                                            22,508,139             1,302,378
     Proceeds from sale of participation loans                                       1,150,000               682,095
     Proceeds from sale of foreclosed real estate and repossessed assets               957,209               371,192
     Expenditures on premises and equipment                                           (218,730)             (119,497)
     Proceeds from sale of premises and equipment                                         --                     500
                                                                                 -------------         -------------
         Net cash from investing activities                                         22,864,044             1,587,344

Cash flows from financing activities
     Net change in deposits                                                         (3,984,449)          (10,534,790)
     Advances from FHLB                                                             29,000,000           120,000,000
     Repayment of FHLB advances                                                    (31,399,663)         (111,099,315)
     Payments of demand notes                                                         (125,000)             (265,000)
     Net change in other borrowed funds                                                744,145             4,301,093
     Cash dividends paid                                                              (545,115)             (521,831)
     Purchase of treasury stock                                                     (1,520,494)             (361,145)
     Sale of treasury stock                                                            266,948                42,937
                                                                                 -------------         -------------
         Net cash from financing activities                                         (7,563,628)            1,561,949
                                                                                 -------------         -------------

Net change in cash and cash equivalents                                             17,438,122             4,936,055

Cash and cash equivalents at beginning of period                                     6,576,266             5,899,203
                                                                                 -------------         -------------
Cash and cash equivalents at end of period                                       $  24,014,388         $  10,835,258
                                                                                 =============         =============


--------------------------------------------------------------------------------
                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended September 30, 2001 & 2000

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                2001                2000
                                                                                ----                ----
                                                                                      (Unaudited)

Cash paid for:
     Interest                                                              $    8,394,665      $    9,221,470
     Income taxes                                                                 756,000             692,300
Non-cash transactions:
     Obligation relative to investment in limited partnership              $            -      $      500,000
     Transfer from loans to other real estate and repossessed assets              502,446             691,352


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 2001

--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 2001 and 2000 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares.

                                                                 Three months ended              Nine months ended
                                                                    September 30,                  September 30,
                                                                    -------------                  -------------
                                                                 2001           2000            2001           2000
                                                                 ----           ----            ----           ----

Earnings (Loss) Per Share
  Net Income (loss) available to common shareholders          $   531,154   $   (13,852)   $ 1,439,092   $ 1,009,720
  Weighted average common shares outstanding, net
   of unallocated ESOP and non-vested RRP shares                1,521,506     1,591,815      1,556,299     1,597,394
                                                              ===========   ===========    ===========   ===========
  Basic earnings (Loss) Per Share                             $      0.35   $      (.01)   $      0.92   $      0.63
Earnings (Loss) Per Share Assuming Dilution
   Net income (loss) available to common shareholders         $   531,154   $   (13,852)   $ 1,439,092   $ 1,009,720
   Weighted average common shares outstanding, for
    basic earnings per share                                    1,521,506     1,591,815      1,556,299     1,597,394

   Add: dilutive effects of assumed exercises of
        incentive stock options and non qualified
        stock options                                              15,553          --           33,641        28,754
                                                              -----------   -----------    -----------   -----------
   Weighted average and dilutive common shares
      Outstanding                                               1,537,059     1,591,815      1,589,940     1,626,148
                                                              ===========   ===========    ===========   ===========
       Diluted earnings (loss) per share                      $      0.35   $      (.01)   $      0.91   $     0. 62

NOTE 3 - SUBSEQUENT EVENT - COMMON STOCK DIVIDEND

On October 24, 2001 the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.12 per share. This is the sixth consecutive year the dividend has been increased. The dividend will be paid on November 21, 2001 to shareholders of record on November 7, 2001. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $191,000.

--------------------------------------------------------------------------------
                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2001

--------------------------------------------------------------------------------

NOTE 4 - STOCK REPURCHASE PLAN

On September 25, 2001 Northeast Indiana Bancorp announced a new stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as treasury shares over the next twelve months. This program will include up to 80,677 shares. As of October 31, 2001, 26,000 shares have been acquired towards this new repurchase program.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet certain minimum capital-to-asset requirements. The following table summarizes, as of September 30, 2000, the capital requirements for First Federal under federal regulatory agencies and First Federal 's actual capital ratios. As of September 30, 2001, First Federal substantially exceeded all current regulatory capital standards.

                                                                                                  Minimum Required To Be Well
                                                                 Minimum Required For Capital       Capitalized Under Prompt
                                           Actual                      Adequacy Purpose          Corrective Action Regulations
                                   Amount          Ratio           Amount            Ratio          Amount           Ratio
                                   ------          -----           ------            -----          ------           -----
                                                                     (Dollars in thousands)

Total Capital
(to risk weighted assets)         $25,223         17.14%           $11,770            8.00%         $14,713         10.00%


Tier 1 (core) capital (to risk
weighted assets)                   23,957         16.28%             5,885            4.00%           8,828          6.00%

Tier 1(core) capital (to
adjusted total assets)             23,957          9.94%             9,644            4.00%          12,055          5.00%


Tier 1 (core) capital (to
average assets)                    23,957          9.92%             9,653            4.00%          12,066          5.00%

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


--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal" or the "Bank") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at September 30, 2001, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings. Provisions for loan losses, service charge and fee income, and other non-interest income, operating expenses and income taxes also affect First Federal's earnings. Operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing, federal deposit insurance and other general administrative expenses.

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

TRUST/FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department that began operations in the fourth quarter 1998. At the end of September 30, 2001, approximately $30.4 million in Trust Assets were held under management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. will provide brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.


--------------------------------------------------------------------------------
                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $5.4 million or 2.19% from $247.1 million at December 31, 2000 to $241.7 million at September 30, 2001. This decrease resulted from a reduction in net loan receivables of $23.9 million offset by an increase in cash and cash equivalents of $17.4 million.

The 11.97% decrease in net loan receivables for the first nine months of 2001 was primarily attributed to a $4.9 million decrease in commercial lending and a $20.4 million runoff in mortgage lending. We also originated $8.3 million in residential mortgages to be sold to the secondary market with servicing retained during the first nine months of the year. Allowance for loan losses decreased approximately $129,000 during the nine months ended September 30, 2001, reducing the allowance for loan losses to a balance of $1.9 million.

The bank continues to improve its overall liquidity position by repositioning its liabilities. Total deposits shrunk by 2.72% to $142.8 million at September 30, 2001. This decrease of $3.9 million primarily occurred in jumbo time deposits. Borrowings have been reduced by 2.5% to $70.8 million as of September 30, 2001 from the $72.5 million as of December 31, 2000.

INVESTMENTS

Securities available for sale increased by $2.0 million or 6.4% from $31.2 million at December 31, 2000 to $33.2 million at September 30, 2001. The securities are maintained to provide collateral for growth in our securities sold under repurchase agreements and collateral for FHLB advances.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $531,000 or basic and diluted income per share of $0.35 for the three months ended September 30, 2001 compared to net loss of ($14,000) or basic and diluted loss per share of ($0.01) each for the third quarter of 2000. Net income for the nine months ended September 30, 2001 was $1,439,000 or $0.92 per basic share and $0.91 diluted earnings per share compared to net income of $1.0 million or basic and diluted earnings per share of $0.63 and $0.62. This represents a 46.0% increase in earnings per share for the nine months ended September 30, 2001.

--------------------------------------------------------------------------------
                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (Continued)

Net interest income decreased to $1.6 million for the three months ended September 30, 2001 compared to $1.7 million for the three months ended September 30, 2000. Net interest income decreased $484,000 to $5.0 million or 8.78% for the nine months ended September 30, 2001 compared to $5.5 million for the same period in 2000. Interest income for the quarter decreased $676,000 to $4.3 million for September 30, 2001 compared to $5.0 million for September 30, 2000. Interest income for the nine months ended September 30, 2001 was $13.4 million compared to $14.7 million for the nine months ended September 30, 2000 a decrease of $1.4 million or 9.3%. Of the $1.4 million decrease, 73.0% of the variance is attributed to decreases in volume while 27.0% of the variance is related to lower rates. During the third quarter 2001, interest expense decreased $607,000 to $2.6 million compared to $3.2 million. Interest expense for the nine months ended September 30, 2001 was $8.3 million a decrease of $890,000 compared to $9.2 million incurred for the same periods ended September 30, 2000. This decrease is due to a reduction of borrowed funds and jumbo deposit balances along with deposits repricing at lower rates as they mature.

Provisions for loan losses decreased by $756,000 and $889,000 for the three and nine months ended September 30, 2001 compared to the same period ended September 30, 2000. The decreases to provisions are discussed in more detail under non-performing assets and allowances for loan losses.

Non-interest income increased to $354,000 for the three months ended September 30, 2001 compared to $272,000 for the comparable period in 2000. This represents an increase of $82,000 for the quarter over the same period last year. Non-interest income increased to $940,000 compared to $725,000 for the nine months ended September 30, 2001 and 2000 respectively. Of the $215,000 or 29.6% increase, $139,000 is from the gain on sale of loans as the bank has significantly increased the volume of loan sales; other increases include loan servicing fees associated with sold loans with servicing retained and an increase in ATM and Debit Card interchange fees.

Non-interest expense decreased to $1.1 million for the three months ended September 30, 2001 compared to $1.2 million for the same time period during 2000. This represents a decrease of $140,000 for the three months ended September 30, 2001 compared to the corresponding period in 2000. This decrease is primarily due to a one time additional allocation of $155,000 to the ESOP program made during the third quarter of 2000 to bring the allocated shares into compliance with the weighted-average allocation requirement. The total non-interest expense for the nine months ended September 30, 2000 decreased by $66,000 for the same time period during 2000. This decrease includes the one time allocation of $155,000 to the ESOP program for 2000 and is off set by the following: higher occupancy expenses of $25,000, increased data processing expenses of $35,000 due to software upgrades and increased fees, an increase in professional fees of 27,000 including legal expenses and consulting fees.



--------------------------------------------------------------------------------
                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS (Continued)

Income tax expense increased for both the three months and nine months ended September 30, 2001 compared to the same periods in 2000. The effective tax rate for the three months ended September 30, 2001 and 2000 was 30% and (90%) and for the nine months ended September 30, 2001 and 2000 was 30% and 27%. The significant tax benefit recorded for the three months ended September 30, 2000 was due to the net tax loss for the period and an Indiana Financial Institutions Franchise tax law change, which was favorable to the institution. During the third quarter of 2000, entries to record the adjustment for the 1999 and year to date 2000 were made reducing third quarter 2000 tax expense.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded provisions for loan losses in the amount of $135,000 and $385,000 for the three and nine months ended September 30, 2001 compared to $891,000 and $1.3 million for the same periods ended September 30, 2000. The reason for the large provision for loan losses recorded for the three and nine month periods ended September 30, 2000 are discussed below.

Subsequent to September 30, 2000, the Company became aware of circumstances that had occurred involving loans the Bank originated to a single borrower. As a result of these circumstances, management determined that a loss was probable and, accordingly classified $700,000 of the Bank's allowance for loan losses, on the borrower's outstanding balance of approximately $2.6 million as a specific reserve. These loans were not included in the non-performing loans at September 30, 2000 but were considered to be impaired.

At September 30, 2000, the balance of impaired loans was $4.9 million, including loans with allowance allocated specifically to them with outstanding balances of $3.3 million. At September 30, 2000, $1.0 million of the allowance was allocated to these impaired loans.

Management continues to be proactive with commercial loan grading and tracking as we recognize the potential negative effects of the current economic slowdown. Although non-performing assets were at $8.2 million for the first quarter 2001 they have continued to decrease during the second and third quarter of 2001. This reduction can be attributed to several factors including the sale of $481,000 in repossessed assets and reduction in construction or development non-accrual loans by $472,000. During the third quarter of 2001 the bank reclassified $2.0 million of non-accrual loans previously classified in one to four family rental properties into commercial real estate properties.


--------------------------------------------------------------------------------
                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructurings, other repossessed assets and real estate owned which has been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                                  September 30    December 31
                                                     2001            2000
                                                     ----            ----
Non-accruing loans
   One-to-four family                                      460            608
   Multi-family                                             28             29
   Commercial real estate                                4,832            708
   Construction or development                               -            472
   Consumer                                              1,236          1,691
   Commercial business                                      94            198
                                                  ------------- --------------
Total                                                    6,650          3,706
                                                  ------------- --------------
Foreclosed assets
   One-to-four family                                       19              -
   Commercial                                                -              -
   Land                                                    185            185
                                                  ------------- -------------
Total                                                      204            185
Repossessed assets
   Consumer                                                 39             89
   Commercial                                               19            450
                                                  ------------  -------------
Total                                                       58            539
                                                  ------------  -------------

   Total non-performing assets                           6,912          4,430
                                                  ============  =============

   Total non-performing assets as a percentage
   of total assets                                        2.86%          1.79%
                                                  ============  =============

Total non-performing assets increased from $4.4 million to $6.9 million or 2.86% of total assets at September 30, 2001 from 1.79% of total assets at December 31, 2000. Of the $4.8 million in commercial real estate, $2.2 million is for loans secured by one-to four family residential rental properties that continue to be on non-accrual status at September 30, 2001 due to weakness in cash flows. These rental properties were identified as impaired at December 31, 2000 but were not included in non-performing assets at December 31, 2000. Although the loans are now on non-accrual, the bank is receiving some interest only payments on a cash basis. Impaired loans at September 30, 2001 were $6.1 million compared to $8.5 million at December 31, 2000. No new impaired loans were added during third quarter 2001.

--------------------------------------------------------------------------------
                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, and a leverage ratio of core capital to total assets. At September 30, 2001, First Federal exceeded all regulatory capital standards.

At September 30, 2001, First Federal's risk based capital was $25.2 million or 17.1% of risk adjusted assets, which exceeds the $11.8 million and the 8.0% OTS requirement by $13.4 million and 9.1%. First Federal's core capital at September 30, 2001 is $23.9 million or 9.9%, which exceeds the OTS requirement of $9.6 million, and 4.0% by $14.3 million and 5.9%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operating income and sales and maturities of short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 2001, First Federal had commitments to originate loans and to fund open lines of credit totaling $14.2 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, has grown substantially over the previous years and therefore our liquidity position has tightened as we leveraged our capital through 2000. First Federal's liquidity position has improved during 2001. This improvement can be attributed to the following: a decline in overall loan demand, and the selling of $8 million of residential mortgage loans.


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

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION
         None

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
     (1)  July 20, 2001 , Announcing Second Quarter Earnings
     (2) August 6, 2001 Announcing Second Quarter Cash Dividend and completion of Stock Repurchase Program
     (3)  September 26, 2001 Announcing Stock Repurchase Program



--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTHEAST INDIANA BANCORP, INC.


Date: November 14, 2001            By:   /s/ STEPHEN E. ZAHN
                                      -----------------------------------------
                                          Stephen E. Zahn
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date:  November 14, 2001           By:    /s/ DARRELL E. BLOCKER
                                      -----------------------------------------
                                          Darrell E. Blocker
                                          Senior Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)