Form 10KSB
period 2001-12-31
NORTHEAST INDIANA BANCORP INC
filed 2002-03-27
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------   ------------------

                         Commission File Number 0-26012

                         NORTHEAST INDIANA BANCORP, INC.
 -------------------------------------------------------------------------------
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

Registrant's telephone number, including area code: (260) 356-3311
                                                    --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----

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

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  Our revenues for the most recent fiscal year: $18.8 million

                  The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked price of such stock as of March 12, 2002, was $15.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate.)

                  As of March 12, 2002, there were 1,532,979 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2001. Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders.

        Transitional Small Business Disclosure Format: YES [  ];  NO [X]

FORWARD-LOOKING STATEMENTS

                  Northeast Indiana Bancorp, Inc. (Northeast Indiana) and its wholly-owned subsidiary, First Federal Savings Bank (First Federal) and its wholly-owned subsidiary, Northeast Indiana Financial, Inc. (Northeast Financial), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission (the SEC). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in Northeast Indiana's reports to stockholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                  At December 31, 2001, we had $238.4 million of assets and stockholders' equity of $26.3 million (or 11.03% of total assets).


                  First Federal is a federally chartered stock savings association headquartered in Huntington, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC), which is backed by the full faith and credit of the United States Government.

                  Northeast Financial, an Indiana corporation, was established as a subsidiary of First Federal to provide brokerage services through an affiliation with VESTAX Securities Corporation (broker/dealer).

                  Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. We also originate commercial real estate, construction, consumer and commercial business loans. We have in the past purchased a limited number of loans and equipment leases. At December 31, 2001, substantially all of the real estate mortgage loans, including commercial and multi-family, were secured by properties located in our market area. We also invest in obligations of states and political subdivisions, mutual funds and other permissible investments.

                  We offer traditional trust services, including but not limited to, revocable living trusts, testamentary trusts, investment agency relationships, estate administration, guardianships, and custodial accounts. The professionals in our trust department have collectively over 30 years of banking and investments experience.

                  Our revenues are derived principally from interest on loans, investment and other securities and service fee income. We do not originate loans to fund leveraged buyouts, and have no loans to foreign corporations or governments. While we generally solicit deposits only in our primary market area, at December 31, 2001, we had $10.1 million in brokered deposits.

                  Our executive offices are located at 648 North Jefferson Street, Huntington, Indiana 46750, and our telephone number at that address is
(260) 356-3311.

Market Area

                  Our office is located at 648 North Jefferson Street in Huntington, Indiana. The City of Huntington is located in Huntington County, Indiana, and 25 miles southwest of Fort Wayne, Indiana. The City of Huntington is the County Seat of Huntington County and has a population of approximately 17,500. Along with an agricultural base, the major employers in Huntington County are engaged in the light industry and include Wabash/Optek Sensor Group, United Technologies Electronic Controls, Hayes Lemmerz, CFM Majestic, Dana Corporation, Good Humor-Breyer, Bendix Commercial Vehicle System Co., Square D and Our Sunday Visitor.

Lending Activities

                  Our loan portfolio consists primarily of conventional, first mortgage loans secured by one-to four-family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans, construction or development loans and loans secured by multi-family real estate. At December 31, 2001, gross loans outstanding totaled $167.9 million, of which $95.8 million or 57.03% were one-to four-family residential mortgage loans. Of the one-to four-family mortgage loans outstanding at that date, 58.51% were fixed-rate loans, and 41.49% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $23.8 million, of which 87.43% were fixed-rate loans and 12.57% were adjustable-rate loans. Also at that date, construction or development loans totaled $6.4 million or 3.79% of the total loan portfolio, 25.92% of which were adjustable-rate loans. At December 31, 2001, commercial business loans totaled $14.3 million or 8.49% of the total loan portfolio, of which 49.08% were fixed-rate loans and 50.92% were adjustable-rate loans.

                  At December 31, 2001, the balance of our consumer loans consisted of $27.7 million of loans, which represented 16.50% of the gross loan portfolio. Of the consumer loans outstanding, 69.74% were fixed-rate loans and 30.26% were adjustable-rate loans.

                  We also invest in mutual funds, obligations of states and political subdivisions, and other debt securities and mortgage-backed securities. At December 31, 2001, mutual funds totaled $899,000 or 0.38% of total assets, mortgage-backed securities totaled $25.3 million or 10.59% of total assets, Government agencies totaled $4.0 million or 1.68% of total assets, and obligations of states and political subdivisions totaled $462,000 or 0.19% of total assets. See "Investment Activities."

                  The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2001, the maximum amount, which First Federal could have lent to any one borrower and the borrower's related entities, was approximately $3.8 million. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2001, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship at December 31, 2001 was $2.7 million in loans to one borrower secured by real estate, inventory, accounts receivable and equipment.

                  Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                                  December 31,
                                            ---------------------------------------------------------------------------------------
                                                    2001                  2000                   1999                  1998
                                            ---------------------------------------------------------------------------------------
                                              Amount    Percent     Amount     Percent     Amount     Percent    Amount    Percent
                                              ------    -------     ------     -------     ------     -------    ------    -------
                                                                                           (Dollars in Thousands)
Real Estate Loans
One- to four-family........................   $95,777     57.03%   $117,683     57.61%    $119,283     55.50%   $113,919    59.66%
Multi-family...............................     3,625      2.16       4,377      2.14        3,779      1.76       2,908     1.52
Commercial.................................    20,199     12.03      24,519     12.00       24,471     11.39      16,514     8.65
Construction or development................     6,363      3.79       7,188      3.52       12,613      5.87      11,365     5.95
                                                -----      ----       -----      ----       ------      ----      ------     ----
     Total real estate loans...............   125,964     75.01     153,767     75.27      160,146     74.52     144,706    75.78
                                              -------     -----     -------     -----      -------     -----     -------    -----

Other Loans:
-----------
Consumer Loans:
Deposit account............................        34       .02          53      0.03           47      0.02         146     0.08
Automobile.................................    12,788      7.61      14,098      6.90       15,442      7.18      12,248     6.41
Home equity................................     5,821      3.47       6,961      3.41        6,366      2.96       5,206     2.73
Home improvement...........................     2,791      1.66       1,251      0.61          805      0.37         742     0.39
Other......................................     6,277      3.74       7,422      3.63        7,935      3.70       6,521     3.41
                                                -----      ----       -----     -----        -----    ------       -----   ------
     Total consumer loans..................    27,711     16.50      29,785     14.58       30,595     14.23      24,863    13.02
                                               ------     -----      ------     -----       ------    ------      ------   ------
Commercial business loans..................    14,259      8.49      20,730     10.15       24,184     11.25      21,393    11.20
                                               ------      ----      ------     -----       ------     -----      ------    -----
     Total loans...........................   167,934    100.00%    204,282    100.00%     214,925    100.00%    190,962   100.00%
                                                        ========               =======                =======              =======

Less:
----
Undisbursed portion of construction loans       2,217                 1,745                  4,088                 2,800
Loans in process...........................       641                   156                    443                   663
Deferred fees and discounts................       291                   229                    233                   139
Allowance for loan losses..................     1,955                 2,001                  1,766                 1,454
                                                -----                 -----                  -----                 -----
Total loans receivable, net................  $162,830              $200,151               $208,395              $185,906
                                             ========              ========               ========              ========

                                                December 31,
                                            --------------------
                                                   1997
                                            --------------------
                                              Amount    Percent
                                              ------    -------

Real Estate Loans
One- to four-family........................  $109,080     60.53%
Multi-family...............................     2,606      1.45
Commercial.................................    16,734      9.29
Construction or development................    10,596      5.88
                                               ------      ----
     Total real estate loans...............   139,016     77.15
                                              -------     -----

Other Loans:
-----------
Consumer Loans:
Deposit account............................        44      0.02
Automobile.................................    11,573      6.42
Home equity................................     5,506      3.06
Home improvement...........................       656      0.36
Other......................................     5,873      3.26
                                                -----    ------
     Total consumer loans..................    23,652     13.12
                                               ------    ------
Commercial business loans..................    17,526      9.73
                                               ------      ----
     Total loans...........................   180,194    100.00%
                                                         =======

Less:
----
Undisbursed portion of construction loans       3,981
Loans in process...........................       355
Deferred fees and discounts................       125
Allowance for loan losses..................     1,194
                                                -----
Total loans receivable, net................  $174,539
                                             ========

                  The following table shows the composition of our loan portfolio by fixed-and adjustable-rate at the dates indicated.

                                                                   December 31,
                                          -----------------------------------------------------------
                                                  2001                2000              1999
                                            Amount   Percent    Amount   Percent   Amount    Percent
                                          -----------------------------------------------------------
                                                             (Dollars in Thousands)
Fixed-Rate Loans:
----------------
Real estate:
One- to four-family....................     $56,043   33.37%   $58,485    28.63%  $57,974     26.97%
Multi-family...........................       2,732    1.63      2,514     1.23     2,300      1.07
Commercial.............................      18,097   10.78     19,835     9.71    19,237      8.95
Construction or development............       4,714    2.81      1,972     0.97     4,258      1.98
                                              -----    ----      -----   ------     -----    ------
     Total real estate loans...........      81,586   48.59     82,806    40.54    83,769     38.97
                                             ------   -----     ------    -----    ------     -----
Consumer...............................      19,325   11.51     21,005    10.28    21,708     10.10
Commercial business....................       6,999    4.17      9,408     4.61    11,166      5.20
                                              -----    ----      -----   ------    ------  --------
     Total fixed-rate loans............     107,910   64.27    113,219    55.43   116,643     54.27

Adjustable-Rate Loans:
---------------------
Real estate:
One- to four-family....................      39,734    23.66    59,198    28.98    61,309     28.53
Multi-family...........................         893     0.53     1,863     0.91     1,479      0.69
Commercial.............................       2,102     1.25     4,684     2.29     5,234      2.44
Construction or development............       1,649     0.98     5,216     2.55     8,355      3.89
                                              -----     ----     -----     ----     -----      ----
     Total real estate loans...........      44,378   26.42     70,961    34.74    76.377     35.55
                                             ------   -----     ------    -----    ------     -----
Consumer...............................       8,386     4.99     8,780     4.30     8,887      4.13
Commercial business....................       7,260     4.32    11,322     5.54    13,018      6.05
                                              -----     ----    ------     ----    ------      ----
     Total adjustable-rate loans.......      60,024   35.73     91,063    44.58    98,282     45.73
                                             ------   -----     ------    -----    ------     -----
     Total loans.......................     167,934  100.00%   204,282   100.00%  214,925    100.00%
                                                     =======             =======             =======

Less:
----
Undisbursed portion of construction loans     2,217              1,745              4,088
Loans in process...........................     641                156                443
Deferred fees and discounts................     291                229                233
Allowance for loan losses..................   1,955              2,001              1,766
                                              -----             ------              -----
     Total loans receivable, net.......... $162,830           $200,151           $208,395
                                           ========           ========           ========

                  The following schedule illustrates the interest rate sensitivity of our loan portfolio at December 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                              Real Estate
                     -----------------------------------------------------------
                                              Multi-family and   Construction or                           Commercial        Total
                     One- to Four-Family        Commercial        Development           Consumer            Business
                     ---------------------------------------------------------------------------------------------------------------
                              Weighted           Weighted             Weighted          Weighted           Weighted         Weighted
                               Average            Average             Average            Average           Average           Average
                     Amount     Rate    Amount     Rate     Amount     Rate    Amount     Rate    Amount    Rate    Amount    Rate
                    --------  ------- ---------  --------  --------  ------- ---------   ------- --------  ------- -------- --------
                                                                (Dollars in Thousands)
Due During
the Period
Ending
December 31,
2002 ............ $    980     8.06%  $      7    14.29%  $  4,166    6.51%  $  5,714    3.80%  $  5,047    7.65%  $ 15,914   5.96%
2003 and 2004 ...      349     8.02        542     8.49        254    6.88      5,198    9.35      1,440    9.10      7,783   8.88
2005 and 2006 ...    1,668     8.27      3,070     9.06         --      --      8,861    8.84      3,026    6.38     16,625   8.37
2007 to 2011 ....   16,296     7.93      7,254     8.42      1,463    9.02      6,898    8.23      1,589    9.31     33,500   8.21
2012 to 2031 ....   76,484     7.44     12,951     8.50        480    6.32      1,040    8.65      3,157    8.84     94,112   7.61
                  --------            --------            --------           --------           --------           --------
                  $ 95,777     7.54   $ 23,824     8.55   $  6,363    6.33   $ 27.711    7.74   $ 14,259    7.97   $167,934   7.71
                  ========            ========            ========           ========           ========           ========


                  The total amount of loans due after December 31, 2001 which have predetermined interest rates is $99.8 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $52.2 million.

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

                  One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, our present customers, walk-in customers and referrals from real estate brokers. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At December 31, 2001, one- to four-family residential mortgage loans totaled $95.8 million, or 57.03%, of the gross loan portfolio.

                  We currently offer fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 2001, we originated $24.5 million of fixed-rate loans and $2.5 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.

                  We offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. We originate adjustable-rate mortgage loans with terms of up to 30 years. We offer one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the United States Treasury. Increases or decreases in the interest rate of our adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year adjustable rate mortgage product has limits of 4.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 2001, the total balance of one- to four-family adjustable-rate loans was $39.7 million or 23.66% of our gross loan portfolio.

                  We also offer fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2001, the total balance of one- to four-family fixed-rate loans was $56.0 million or 33.37% of our gross loan portfolio.

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

                  Commercial and Multi-Family Real Estate Lending. We have also engaged in commercial and multi-family real estate lending in our market area. At December 31, 2001, we had $20.2 million and $3.6 million of commercial and multi-family real estate loans, which represented 12.03% and 2.16%, of the gross loan portfolio.

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

                  Construction or Development Lending. At December 31, 2001, we had $6.4 million of construction or development loans. We offer loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 2001, we had $4.7 million and $1.6 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 2.80% and 0.95%, respectively, of our gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

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

                  A significant component of our consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five and a half years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 2001, automobile loans totaled $12.8 million or 7.61% of the gross loan portfolio. Of this amount, approximately $4.5 million or 35.16% and $8.3 million or 64.84% were originated on a direct and indirect basis, respectively.

                  We also originate fixed rate second mortgages and adjustable rate home equity line of credit loans. Home equity and second mortgage loans secured by mortgages, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value (where we have the first mortgage) of the property securing the loan or 80% or less of appraised value (where we do not have the first mortgage) or 75% or less of appraised value (where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 2001, home equity and second mortgage loans, most of which are secured by mortgages, amounted to $5.8 million and $2.8 million, which represented 3.47% and 1.66% of the gross loan portfolio.

                  At December 31, 2001, the consumer loan portfolio totaled $27.7 million, or 16.50% of its gross loan portfolio. At December 31, 2001, approximately 69.74% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 30.26% were adjustable rate consumer loans.

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

                  Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2001, $1.1 million of our consumer loans were non-performing, representing 0.66% of the gross loan portfolio.

                  The $1.1 million of non-performing loans includes $685,000 of present value of the individual lease contracts and their residual value that were received from the foreclosure of a commercial borrower in the forth quarter of 2000. The present value of $685,000 at December 31, 2001 has been reduced from $1.5 million of present value of the collateral at December 31, 2000.

                  Commercial Business Lending. We also originate commercial business loans and purchase commercial leases. At December 31, 2001 approximately $14.3 million, or 8.49% of our gross loan portfolio was commercial business lending. The largest commercial business loan was a combination real estate and equipment loan of $2.7 million to a foundry operation.

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

                  While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 2001, we originated $45.2 million in fixed-rate loans and $12.8 million in adjustable rate loans.

                  One- to four-family loan originations increased for the year to $27.0 million in 2001 from $16.2 million in 2000, reflecting the drop in mortgage rates resulting in an increase in refinancing during 2001.

Asset Quality

                  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2001. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                Loans Delinquent For:
                               -------------------------------------------------------------
                                    30 to 89 Days                    90 Days and Over                 Total Delinquent Loans
                               --------------------------------------------------------------------------------------------------
                                                        Percent                     Percent                            Percent
                                                        of Loan                     of Loan                            of Loan
                                   Number     Amount    Category  Number  Amount    Category     Number     Amount     Category
                               --------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Real Estate:
   One- to four-family                  46    $1,203      1.26%      9    $  442      0.46%        156       $3,751      3.92%
   Multi-family ................         4        69      1.90      --        --        --           4           69      1.90
   Commercial ..................         2        47      0.23     105     4,260     21.09           6        2,201     10.90
   Construction or
   development .................        --        --        --      --        --        --          --           --        --
Consumer .......................        96       964      3.48      44       440      1.59         140        1,404      5.07
Commercial
  Business .....................         6       230      1.61       2       227      1.59           8          457      3.20
                               --------------------------------------------------------------------------------------------------
   Total .......................       154    $2,513      1.50%    160    $5,369      3.20%        314       $8,354      4.97%
                               ==================================================================================================


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

                                                                      December 31,
                                           ----------------------------------------------------------------
                                               2001         2000         1999         1998          1997
                                           ----------------------------------------------------------------
                                                                 (Dollars in Thousands)
Non-accruing loans:
     One- to four-family ..................   $  442       $  608       $  339       $  149       $  334
     Multi-family .........................       --           29           22           --           --
     Commercial real estate ...............    5,085          708          247          614          706
     Construction or development ..........       --          472          683           --           --
     Consumer .............................    1,125        1,691          186          107           37
     Commercial business ..................      267          198          233          338           89
                                              ------       ------       ------       ------       ------
         Total ............................    6,919        3,706        1,710        1,208        1,166
                                              ------       ------       ------       ------       ------

Foreclosed assets:
     One- to four-family ..................       46           --           49           58           --
     Commercial and land ..................      173          185           --           52           --
                                              ------       ------       ------       ------       ------
         Total ............................      219          185           49          110           --
                                              ------       ------       ------       ------       ------

Repossessed assets:
     Consumer and commercial ..............       83          539           14           10            7
                                              ------       ------       ------       ------       ------
         Total ............................       83          539           14           10            7
                                              ------       ------       ------       ------       ------

Total non-performing assets ...............   $7,221       $4,430       $1,773       $1,328       $1,173
                                              ======       ======       ======       ======       ======
Total as a percentage of total assets .....     3.03%        1.79%        0.70%        0.63%        0.59%
                                              ======       ======       ======       ======       ======



                  For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $453,000, of which $387,000 was included in interest income.

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

                  In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2001, we had classified $6.7 million of our assets net of specific reserves as substandard, representing 25.5% of the stockholders' equity or 2.8% of assets.

                  Other Loans of Concern. Other than the (i) non-performing loans, repossessed assets and foreclosed real estate held for sale set forth in the tables above, (ii) impaired loans incorporated by reference from the Annual Report to Shareholders, and (iii) the classified assets, there were no classified loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties, have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

                  Allowance for Loan Losses. The allowance for loan losses is established based on our evaluation of the risk inherent in our loan portfolio and changes in the nature and volume of our loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

                  Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 2001, we had a total allowance for loan losses of $2.0 million or 28.3% of non-performing loans. See Note 3 of the Notes to Consolidated Financial Statements in our Annual Report to Stockholders for the year ended December 31, 2001, attached hereto as Exhibit 13 (Annual Report to Shareholders).

                  The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                               December 31,
                                ------------------------------------------------------------------------------------------------
                                                 2001                               2000                              1999
                                ------------------------------------------------------------------------------------------------
                                                          Percent                             Percent
                                                          of Loans                            of Loans
                                   Amount       Loan      in Each      Amount       Loan      in Each      Amount       Loan
                                  of Loan      Amounts    Category    of Loan      Amounts    Category    of Loan      Amounts
                                    Loss         by       to Total      Loss         by       to Total      Loss         by
                                 Allowance    Category     Loans     Allowance    Category     Loans     Allowance    Category
                                ------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
One- to four-family .........   $    108      $ 95,777      57.03%   $   172     $117,683     57.61%     $   278      $119,283
Multi-family ................          6         3,625       2.16          9        4,377      2.14           35         3,779
Commercial real estate ......        825        20,199      12.03        595       24,519     12.00          272        24,471
Construction or development .          8         6,363       3.79        182        7,188      3.52          284        12,614
Consumer ....................        535        27,711      16.50        608       29,785     14.58          273        30,594
Commercial business .........        473        14,259       8.49        435       20,730     10.15          413        24,184
Unallocated .................         --            --         --         --           --        --          212            --
                                --------      --------     ------    -------     --------    ------     --------      --------
      Total .................   $  1,955      $167,934     100.00%   $ 2,001     $204,282    100.00%    $  1,767      $214,925
                                ========      ========     ======    =======     ========    ======     ========      ========


                                                                  December 31,
                               -----------------------------------------------------------------------------------
                                                          1998                              1997
                               -----------------------------------------------------------------------------------
                                 Percent                            Percent                            Percent
                                 of Loans                           of Loans                           of Loans
                                 in Each     Amount       Loan      in Each     Amount       Loan      in Each
                                 Category   of Loan      Amounts    Category   of Loan      Amounts    Category
                                 to Total     Loss         by       to Total     Loss         by       to Total
                                  Loans    Allowance    Category     Loans    Allowance    Category     Loans
                               -----------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
One- to four-family .........     55.50%   $    266    $ 113.919      59.66%   $    240   $ 109.080       60.53%
Multi-family ................      1.76          27        2,908       1.52          22       2,606        1.45
Commercial real estate ......     11.39         204       16,514       8.65         163      16,734        9.29
Construction or development .      5.87         278       11,365       5.95         237      10,596        5.88
Consumer ....................     14.23         183       24,863      13.02         136      23,652       13.12
Commercial business .........     11.25         305       21,393      11.20         244      17,526        9.73
Unallocated .................        --         191           --         --         152          --          --
                                 ------    --------     --------   --------    --------    --------     -------
      Total .................    100.00%   $  1,454     $190,962     100.00%   $  1,194    $180,194      100.00%
                                 ======    ========     ========     ======    ========    ========      ======


                  The following table sets forth an analysis of the allowance for loan losses.


                                                                    Year Ended December 31,
                                                --------------------------------------------------------------
                                                    2001        2000         1999          1998         1997
                                                --------------------------------------------------------------
                                                                     (Dollars in Thousands)

Balance at beginning of period ..............      $2,001       $1,767       $1,454       $1,194       $1,027

Charge-offs:
     One- to four family ....................          58            1            1           47            2
     Commercial .............................         392        1,150           26           --            1
     Consumer ...............................         385          259          159           99          133
                                                   ------       ------       ------       ------       ------
                                                      835        1,410          186          146          136
                                                   ------       ------       ------       ------       ------

Recoveries:
     One- to four-family ....................           3           --           --            3           --
     Consumer ...............................          58           50           50           42           38
     Commercial .............................         153            4           --            1           --
                                                   ------       ------       ------       ------       ------
                                                      214           54           50           46           38
                                                   ------       ------       ------       ------       ------

Net charge-offs .............................         621        1,356          136          100           98
Additions charged to operations .............         575        1,590          449          360          265
                                                   ------       ------       ------       ------       ------
Balance at end of period ....................      $1,955       $2,001       $1,767       $1,454       $1,194
                                                   ======       ======       ======       ======       ======

Ratio of net charge offs during the period to
average loans outstanding during the period .        0.33%        0.65%        0.07%        0.06%        0.06%
                                                   ======       ======       ======       ======       ======

Ratio of net charge-offs during the period to
average non-performing loans ................        8.81%       51.77%        9.80%       12.99%       13.07%
                                                   ======       ======       ======       ======       ======




Investment Activities

                  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our liquidity level is now higher than our peers, historically we have generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 2001, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 25.5%.

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

                  Securities and Other Interest-Earning Assets. At December 31, 2001, our interest-earning cash and cash equivalents totaled $23.5 million, or 9.9% of total assets, and our securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $39.7 million, or 16.6% of total assets. Included in other securities, as of such date, we had a $4.9 million investment in Federal Home Loan Bank
(FHLB) stock, satisfying our requirement for membership in the FHLB of Indianapolis.

                  At December 31, 2001, we had $306,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities, and we had securities available for sale with a fair value of $39.4 million. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

                  The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                         2001                  2000                  1999
                                              -------------------------------------------------------------------
                                                Carrying      % of    Carrying       % of     Carrying     % of
                                              -------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Debt securities:
     Obligations of states and political .....   $   462       1.16%   $   493        1.56%   $   524       1.56%
     Mortgage-backed securities ..............    25,301      63.78      6,863       21.71      2,246       6.67
     Federal agency obligations ..............     4,045      10.20     18,359       58.08     25,036      74.41
     Corporate bonds .........................       115       0.29        115        0.37        116        .34
                                                 -------     ------    -------      ------     ------     ------
         Total debt securities ...............    29,923      75.43     25,830       81.72     27,922      82.98

Equity securities:
     Mutual funds ............................       899       2.27        866        2.74        814       2.42
     Equity securities .......................     8,849      22.30      4,913       15.54      4,913      14.60
                                                 -------     ------    -------      ------     ------     ------
         Total securities ....................   $39,671     100.00%   $31,609      100.00%   $33,649     100.00%
                                                 =======     ======    =======      ======    =======     ======




                  The following table sets forth the amortized cost of debt securities by maturity and weighted average yield for each range of maturities at December 31, 2001.

                                                                      Maturity
                                      ------------------------------------------------------------------------------
                                       Within One Year    1 to 5 years       5 to 10 years          Over 10 years
                                       ---------------    ------------       -------------          -------------
                                       Amount   Yield   Amount     Yield     Amount    Yield       Amount     Yield
                                       ------   -----   ------     -----     ------    -----       ------     -----
U.S. Government securities ........   $ 3,996   6.04%  $    --       --%    $    --       --%     $    --        --%
Mortgage-backed securities ........        --     --     1,634      5.51      5,531     5.28       18,084      4.92
State and Political subdivision (1)        --     --       211      4.51        249     4.27           --        --
Other debt securities .............        --     --       115      8.55         --       --           --        --
     Total ........................   $ 3,996   6.04%  $ 1,960      5.58%   $ 5,780     5.24%     $18,084      4.92%
                                      =======          =======              =======               =======
--------------------------------------------------------------------------------------------------------------------


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

                  FHLB advances are used to support lending activities and to assist in our asset/liability management strategy. Typically, we do not use other forms of borrowings. At December 31, 2001, we had total FHLB advances of $65.0 million with the capacity to borrow as of December 31, 2001 an additional $2.2 million. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

                  The following table sets forth our savings flows during the periods indicated.

                                                  Year Ended December 31,
                                      ---------------------------------------------
                                            2001            2000           1999
                                      ---------------------------------------------
                                                   (Dollars in Thousands)
Opening balance ....................     $ 146,806       $ 143,212      $ 123,336
Deposits ...........................       649,701         641,902        578,790
Withdrawals ........................       666,529         645,128        564,483
Interest credited ..................         7,052           6,820          5,569
                                         ---------       ---------      ---------

Ending Balance .....................     $ 137,030       $ 146,806      $ 143,212
                                                         =========      =========

Net change .........................     $  (9,776)      $   3,594      $  19,876
                                         =========       =========      =========

Percent change .....................         (6.66%)          2.51%         16.12%
                                         ---------       ---------      ---------



                  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

                                                                          December 31,
                                           -----------------------------------------------------------------------
                                                   2001                      2000                  1999
                                           -----------------------------------------------------------------------
                                                       Percent of               Percent of             Percent of
                                              Amount     Total        Amount      Total        Amount    Total
                                            ----------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Transactions and savings deposits:
----------------------------------

Passbook Accounts (1.49%)(1) ............   $  9,261      6.76%     $  9,266      6.31%     $  9,709     6.78%
Demand and NOW Accounts (0.94%)(1) ......     16,962     12.38        16,447     11.20        15,685    10.95
Money Market Accounts (2.18%)(1) ........     18,968     13.84        19,021     12.96        19,268    13.45
                                            --------    ------      --------    ------      --------   ------

Total non-time deposits .................     45,191     32.98        44,734     30.47        44,662    31.18
                                            --------    ------      --------    ------      --------   ------

Time deposits:
-------------

2.00 - 3.99% ............................     22,424     16.36           271      0.18           873     0.61
4.00 - 5.99% ............................     41,233     30.09        10,996      7.49        53,627    37.45
6.00 - 7.99% ............................     28,182     20.57        90,805     61.86        44,050    30.76
                                            --------    ------      --------    ------      --------   ------

Total time deposits .....................     91,839     67.02       102,072     69.53        98,550    68.82
                                            --------    ------      --------    ------      --------   ------

Total deposits ..........................   $137,030    100.00%     $146,806    100.00%     $143,212   100.00%
                                            ========    ======      ========    ======      ========  =======


---------------------------------------
(1)  End of year 2001 average rates.

                  The following table shows rate and maturity information for our time deposit accounts as of December 31, 2001.

                                                       2.00-        4.00-        6.00-                     Percent of
                                                       3.99%        5.99%        7.99%        Total           Total
                                                  --------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Time deposit accounts maturing in quarter ending:
March 31, 2002 ..................................     $ 6,475      $11,443      $ 8,187      $26,105          28.43%
June 30, 2002 ...................................       5,026        5,097        6,755       16,878          18.38
September 30, 2002 ..............................       5,548       10,444        2,747       18,739          20.40
December 31, 2002 ...............................       2,549        2,643        2,937        8,129           8.85
March 31, 2003 ..................................       1,558        3,462          996        6,016           6.55
June 30, 2003 ...................................          --        4,374          892        5,266           5.73
September 30, 2003 ..............................         625        1,577          617        2,819           3.07
December 31, 2003 ...............................         189          419        1,994        2,602           2.83
March 31, 2004 ..................................          --          498          674        1,172           1.28
June 30, 2004 ...................................         115          384          426          925           1.01
September 30, 2004 ..............................         139          699           --          838           0.91
December 31, 2004 ...............................         106           23          499          628           0.68
Thereafter ......................................          94          170        1,458        1,722           1.88
                                                  -------------------------------------------------------------------
         Total ..................................     $22,424      $41,233      $ 8,182      $91,839         100.00%
                                                  ===================================================================
         Percent of total .......................                    24.42%       44.90%       30.69%        100.00%
                                                                    =======      =======      =======        =======




                  The following table indicates the amount of our time deposit accounts by time remaining until maturity as of December 31, 2001.

                                                                Maturity
                                  -----------------------------------------------------------
                                                    Over       Over
                                     3 Months or   3 to 6     6 to 12      Over
                                        Less       Months      Months    12 Months       Total
                                    -----------------------------------------------------------
                                                       (Dollars in Thousands)
Time deposits less than $100,000      $12,662     $ 6,451     $13,342     $12,177     $44,632
Time deposits of $100,000 or more      11,770      10,252      11,899       9,608      43,529
Public funds (1) ................       1,673         175       1,627         203       3,678
                                      -------     -------     -------     -------     -------
Total time deposit ..............     $26,105     $16,878     $26,868     $21,988     $91,839
                                      =======     =======     =======     =======     =======

-------------------------------
(1)  Deposits from governmental and other public entities, all over $100,000.

                  Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. We may obtain advances from the FHLB of Indianapolis upon the security of our capital stock in the FHLB of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2001, we had $65.0 million in FHLB advances outstanding. For additional information regarding the term to maturity and the interest rates on FHLB advances, see Note 6 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders and "- Borrowed Funds."

                  The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                   Year Ended December 31,
                                      ---------------------------------------------
                                           2001            2000           1999
                                      ---------------------------------------------
                                                  (Dollars in Thousands)
   Maximum Balance:
   ---------------
        FHLB advances..................   $67,400        $96,400        $97,500
   Average Balance:
   ---------------
        FHLB advances..................   $62,539        $84,761        $74,466


Service Corporation Activities

                  At December 31, 2001, First Federal had one subsidiary, Northeast Financial, which is now functioning as our brokerage subsidiary and we have three registered representatives to provide this service to the customers. The description of the provision that follows is a summary of the complex statutory and regulatory framework that governs the Company and its subsidiaries; it does not purport to be, and is not a complete description.

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

                  Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with, and pay assessments to, the OTS and are subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves.

                  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, such as First Federal and Northeast Indiana. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.

                  Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2001, our lending limit under this restriction was approximately $3.8 million. At December 31, 2001, we had no loans in excess of our loans-to-one-borrower limit.

                  Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FHLB System or the Savings Association Insurance Fund (SAIF). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

                  The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2001, First Federal was classified as a well-capitalized institution.

                  The current premium schedule for Bank Insurance Fund (BIF) and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation Assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2001, this amount was equal to an annualized rate of 1.84 basis points for each $100 in domestic deposits for SAIF members and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

                  Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

                  The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excluding certain intangible assets. At December 31, 2001, First Federal had tangible capital of $24.3 million, or 10.2% of adjusted total assets, which is approximately $20.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2001, First Federal had intangible assets consisting of loan servicing rights of $120,000.

                  The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2001, First Federal had core capital equal to $24.3 million, or 10.2% of adjusted total assets, which is $14.8 million above the minimum leverage ratio requirement of 4% in effect on that date.

                  The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 2001, First Federal had $1.2 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

                  On December 31, 2001, First Federal had total risk-based capital of $25.6 million, including approximately $24.3 million in core capital and $1.3 million in qualifying supplementary capital and risk-weighted assets of $142.7 million, or total capital of 17.9% of risk-weighted assets. This amount was $14.2 million above the 8% requirement in effect on that date.

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

                  Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2001, First Federal met the test and has always met the test since its effectiveness. First Federal's qualified thrift lender percentage was 84.91% at December 31, 2001.

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

                  Community Reinvestment Act. Under the Community Reinvestment Act (CRA), every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA requires the OTS, in connection with its examination of First Federal, to assess the institution's record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. First Federal was examined for CRA compliance in March 1997 and received a rating of "satisfactory."

                  Other Laws and Regulations. The lending and deposit-taking activities of the Bank are subject to a variety of federal and state consumer protection laws, including the Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting), the Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family or household purposes and imposes substantive restrictions with respect to home equity lines of credit), the Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities), the Fair Credit Reporting Act (which, among other things, requires a lender to disclose the name and address of the credit bureau from whom a lender obtains a report that resulted in a denial of credit), the Real Estate Settlement Procedures Act (which, among other things, requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with loan originations and other real estate settlement services), the Electronic Funds Transfer Act (which, among other things, requires certain disclosures in connection with electronic funds transactions) and the Expedited Funds Availability Act (which, among other things, requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that the schedule be disclosed to customers). As a federal savings bank, the Bank is exempt from most state laws, other than contract and commercial law; real property law; tort law and criminal law.

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

                  Federal Securities Law. The stock of Northeast Indiana is registered with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). Northeast Indiana is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

                  Northeast Indiana stock held by persons who are affiliates (generally officers, directors and 10% stockholders) of Northeast Indiana may not be resold without registration or unless sold in accordance with certain resale restrictions. If Northeast Indiana satisfies the requirements of such resale restrictions and meets specified current public information requirements, each affiliate of Northeast Indiana is able to sell in the public market, without registration, a limited number of shares in any three-month period.

                  Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2001, First Federal was in compliance with these reserve requirements.

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

                  As a member, First Federal is required to purchase and maintain a minimum amount of stock in the FHLB of Indianapolis. At December 31, 2001, First Federal had $4.9 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended December 31, 2001, dividends paid by the FHLB of Indianapolis to First Federal totaled $365,000, which constitutes a $40,000 decrease compared to the amount of dividends received in fiscal 2000. Over the past five fiscal years these dividends have averaged 7.94% and were 7.43% for fiscal 2001.

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

                  To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2001, First Federal's excess for tax purposes totaled approximately $1.3 million.

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

                  We primarily serve Huntington County, Indiana. There are five commercial banks, one savings institution, other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. We estimate that our share of the savings market in Huntington County based on FDIC insured institutions is approximately 31% and our share of the residential mortgage market is approximately 18%.

Employees

                  At December 31, 2001, we had a total of 46 full-time, 9 part-time and 0 seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Properties
         -------------------------

                  We conduct our business through three offices, all of which are located in Huntington, Indiana and are owned by First Federal. The following table sets forth information relating to each of our offices as of December 31, 2001. The total net book value of our premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 2001 was approximately $2.3 million. See Note 4 of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

                                                                      Total
                                                     Owned         Approximate
                                         Year          or             Square          Net Book Value
            Location                   Acquired      Leased           Footage       at December 31, 2001
----------------------------------  -------------  -----------  ----------------  -----------------------
Main Office:
     648 North Jefferson Street          1974         Owned            1,700              $782,437
     Huntington, Indiana 46750

Branch Offices:                          1981         Owned            1,700               255,767
     1240 South Jefferson Street
     Huntington, Indiana 46750

     100 Frontage Road                   1995         Owned            5,000             1,259,898
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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

            Page 37 of the Annual Report is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
         ------------

                  Pages 4 through 14 of the Annual Report are herein incorporated by reference.

Item 7.  Financial Statements
         --------------------

                  The following information appearing in the Annual Report is incorporated herein by reference.

                                                                                                Pages in
                                                                                                 Annual
Annual Report Section                                                                            Report
---------------------                                                                           --------
Report of Independent Auditors                                                                     15
Consolidated Balance Sheets as of December 31, 2001 and 2000                                       16
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999             17
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,
2001, 2000 and 1999                                                                                18
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999         19
Notes to Consolidated Financial Statements                                                         20

                  With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.


Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
         -----------------------------------

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

                  Information concerning our Directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of Northeast Indiana and First Federal

                  The following table sets forth certain information regarding our executive officers who are not also directors.


                                                          Position held with the
       Name                     Age(1)              First Federal and Northeast Indiana
---------------------------  ------------  --------------------------------------------------------------
Darrell E. Blocker               48         Senior Vice President, Treasurer and Chief Financial Officer
Dee Ann Hammel                   49         Senior Vice President and Chief Operating Officer
Joseph A. Byers                  49         Vice President and Senior Trust Officer

(1)  At December 31, 2001

                  The business experience of the executive officers who are not also directors is set forth below.

                    Darrell E. Blocker is Senior Vice President, Treasurer and Chief Financial Officer, positions he has held since March 1995. Mr. Blocker first joined First Federal in 1988 as an accountant. Mr. Blocker is responsible for the overall financial functions of First Federal. Mr. Blocker has tendered his resignation to First Federal, and effective April 12, 2002 he will cease to be an executive officer.

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

                  To our knowledge, based solely on a review of the copies of such reports furnished to us and the written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2001.

Item 10. Executive Compensation
         ----------------------

                  Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

                  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

                  Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

                                                                                                   Reference to
Regulation                                                                                       Prior Filing or
S-B Exhibit                                                                                      Exhibit Number
Number       Document                                                                            Attached Hereto
-----------------------------------------------------------------------------------------------------------------
    2        Plan of acquisition, reorganization, arrangement, liquidation or succession              None
   3(i)      Certificate of Incorporation, including amendments thereto                                 *
  3(ii)      By-Laws                                                                                    *
    4        Instruments defining the rights of security holders, including debentures                  *
    9        Voting trust agreement                                                                   None
    10       Executive Compensation Plans and Arrangements
             (a)      Employment Contract between Stephen E. Zahn and First Federal                     *
             (b)      Employment Contract between Darrell Blocker and First Federal                     *
             (c)      Employment Contract between Dee Ann Hammel and First Federal                      *
             (d)      1995 Stock Option and Incentive Plan                                              *
             (e)      Recognition and Retention Plan                                                    *
             (f)      Shareholder Benefit Plan                                                         **
    11       Statement re: computation of per share earnings                                           ***
    13       Annual report to shareholders                                                             13
    16       Letter on change in certifying accountants                                               None
    18       Letter on change in accounting principles                                                None
    20       Other documents or statements to security holders                                        None
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
    24       Power of attorney                                                                    Not required
    99       Additional exhibits


----------------------------------
     * Filed as an exhibit to our Form S-1 Registration Statement (File No. 33-90558). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     ** Filed as an exhibit to our Form 10-KSB filed on April 2, 2001. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     *** See Note 15 of the Notes to Consolidated Financial Statements in the Annual Report to shareholders attached hereto as Exhibit 13.

         (b)  Reports on Form 8-K

         During the quarter ended December 31, 2001, we filed the following Current Reports on Form 8-K:

         (i) Form 8-K filed on October 22, 2001, announcing third quarter earnings;
         (ii) Form 8-K filed on October 24, 2001, announcing increased quarterly cash dividend;

                                   SIGNATURES

                  In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTHEAST INDIANA BANCORP, INC.


Date:    March 27, 2002                   By:   /s/ Stephen E. Zahn
                                                --------------------------------
                                                Stephen E. Zahn
                                                (Duly Authorized Representative)

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:      /s/ Stephen E. Zahn                                  By:    /s/ Darrell E. Blocker
         ----------------------------------------------              --------------------------------------------
         Stephen E. Zahn, Chairman of the Board,                      Darrell E. Blocker, Senior Vice President,
         President and Chief Executive Officer                        Treasurer and Chief Financial Officer
         (Principal Executive and Operating Officer)                 (Principal Financial and Accounting Officer)

Date:    March 27, 2002                                       Date:  March 27, 2002

By:      /s/ Michael S. Zahn                                  By:    /s/ Randall C. Rider
         ----------------------------------------------              --------------------------------------------
         Michael S. Zahn, Director and Vice President                Randall C. Rider, Director

Date:    March 27,2002                                        Date:  March 27, 2002

By:      /s/ Dan L. Stephan                                   By:    /s/ J. David Carnes
         ----------------------------------------------              --------------------------------------------
         Dan L. Stephan, Director                                    J. David Carnes, MD, Director

Date:    March _27, 2002                                      Date:  March 27, 2002


                                INDEX TO EXHIBITS


       Exhibit No.        Document
       -----------        --------
--------------------------------------------------------------------------------

            13            Annual Report to Shareholders

            21            Subsidiaries of the Registrant

            23            Consent of Crowe, Chizek and Company LLP