Form 10QSB
period 2002-03-31
NORTHEAST INDIANA BANCORP INC
filed 2002-05-15
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB
     (Mark one)
        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                EXCHANGE ACT

               For the transition period from          to
                                              --------    --------

                         Commission file number 0-26012.

                         NORTHEAST INDIANA BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    Delaware                                   35-1948594
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                   Identification No.)


      648 North Jefferson Street, Huntington, IN                   46750
       (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (260) 356-3311

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                             OUTSTANDING AT May 1, 2002
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                     1,532,979


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

             NORTHEAST INDIANA BANCORP, INC.

                          INDEX

                                                                       PAGE NO.
PART 1.     FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Financial Statements

            Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001                           1

            Consolidated Statements of Income for the
            three months ended March 31, 2002 and 2001                     2

            Consolidated Statement of Changes in Shareholders' Equity
            for the three months ended March 31, 2002                      3

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2002 and 2001                           4

            Notes to Consolidated Financial Statements                     5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             14

Item 2.     Change In Securities                                          14

Item 3.     Defaults Upon Senior Securities                               14

Item 4.     Submissions of Matter to a Vote
            of Security Holders                                           14

Item 5.     Other Information                                             15

Item 6.     Exhibits and Reports on Form 8-K                              15

            Signature page                                                16

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------


                                                                                     March 31,         December 31,
                                                                                       2002                2001
                                                                                    (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                      $   21,651,440       $   23,541,599
Noninterest earning cash and cash equivalents                                        2,320,873            2,750,133
                                                                                --------------       --------------
     Total cash and cash equivalents                                                23,972,313           26,291,732
Securities available for sale                                                       35,464,507           39,365,026
Securities held to maturity (fair value: March 31, 2002- $266,000;
  December 31, 2001- $306,000)                                                         266,000              306,000
Loans held for sale                                                                    604,101            1,543,422
Loans receivable, net of allowance for loan losses (March 31, 2002 of
  $2,071,139 and at December 31, 2001 of $1,954,900)                               162,182,012          162,830,186
Accrued interest receivable                                                            741,224              753,000
Premises and equipment, net                                                          2,270,310            2,298,102
Investments in limited liability partnerships                                        1,505,788            1,546,177
Other assets                                                                         3,368,154            3,460,884
                                                                                --------------       --------------
     Total assets                                                               $  230,374,409       $  238,394,529
                                                                                ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits- noninterest bearing                                            $    6,036,993       $    4,579,159
Savings                                                                             10,432,469            9,261,040
NOW and MMDA                                                                        32,664,262           31,350,364
Time deposits                                                                       85,456,229           91,839,448
                                                                                --------------       --------------
        Total deposits                                                             134,589,953          137,030,011
Borrowed funds                                                                      68,412,392           73,966,411
Accrued expenses and other liabilities                                               1,254,212            1,117,069
                                                                                --------------       --------------
        Total liabilities                                                          204,256,557          212,113,491

Shareholders' equity
     Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued               -                    -
     Common stock, $.01 par value: 4,000,000 shares authorized;
         3/31/02: 2,640,672 shares issued, 1,532,979 shares outstanding
         12/31/01: 2,640,672 shares issued, 1,550,656 shares outstanding                26,407               26,407
     Additional paid in capital                                                     28,893,737           28,874,771
     Retained earnings, substantially restricted                                    12,615,858           12,447,813
     Unearned employee stock ownership plan shares                                    (620,566)            (620,566)
     Unearned recognition and retention plan shares                                    (10,396)             (12,555)
     Accumulated other comprehensive income (loss), net of tax                         (85,839)              20,979
     Treasury stock, 1,107,693 and 1,090,016 common shares, at
       cost, at March 31, 2002 and December 31, 2001                               (14,701,349)         (14,455,811)
                                                                                --------------       --------------
         Total shareholders' equity                                                 26,117,852           26,281,038
                                                                                --------------       --------------
              Total liabilities and shareholders' equity                        $  230,374,409       $  238,394,529
                                                                                ==============       ==============


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                             Three months ended
                                                                                 March 31,
                                                                         2002                 2001
                                                                         ----                 ----
                                                                               (Unaudited)
Interest income
   Loans, including fees                                          $    3,179,398      $    4,012,862
   Taxable securities                                                    467,504             467,362
   Non-taxable securities                                                  4,836               5,346
   Deposits with financial institutions                                  102,562              50,092
                                                                  --------------      --------------
     Total interest income                                             3,754,300           4,535,662

Interest expense
   Deposits                                                            1,271,588           1,972,512
   Borrowed funds                                                        894,421             915,005
                                                                  --------------      --------------
     Total interest expense                                            2,166,009           2,887,517

Net interest income                                                    1,588,291           1,648,145
Provision for loan losses                                                217,300             150,000
                                                                  --------------      --------------
Net interest income after provision for loan
  losses                                                               1,370,991           1,498,145

Noninterest income
  Service charges on deposit accounts                                     83,627              88,641
  Loan servicing fees                                                     63,512              51,396
  Net gain on sale of loans                                               30,425              31,259
  Other service charges or fees                                          125,221             114,989
                                                                  --------------      --------------
     Total noninterest income                                            302,785             286,285

Noninterest expense
   Salaries and employee benefits                                        608,610             575,174
   Occupancy                                                             116,521             113,999
   Data processing                                                       152,061             160,703
   Deposit insurance premium                                               6,485               6,497
   Professional fees                                                      49,494              83,195
   Correspondent bank charges                                             53,428              52,976
   Other expense                                                         216,191             238,810
                                                                  --------------      --------------
     Total noninterest expense                                         1,202,790           1,231,354
                                                                  --------------      --------------
Income before income taxes                                               470,986             553,076
   Income tax expense                                                    117,762             160,375
                                                                  --------------      --------------

Net income                                                        $      353,224      $      392,701
                                                                  ==============      ==============
Comprehensive income                                              $      246,406      $      518,836
                                                                  ==============      ==============

Basic earnings per common share                                   $         0.24      $         0.25
Diluted earnings per common share                                 $         0.23      $         0.24


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        Three months ended March 31, 2002
-------------------------------------------------------------------------------
                                   (Unaudited)



                                                                                                                      Unearned
                                                                                                                      Employee
                                                                                       Additional                      Stock
                                                                     Common             Paid-in         Retained      Ownership
                                                                      Stock             Capital         Earnings    Plan Shares
                                                                   -----------        ------------    ------------  ------------
Balance, January 1, 2002                                           $    26,407        $ 28,874,771    $ 12,447,813  $   (620,566)

Net Income for three months ended March 31, 2002                                                           353,224


Other comprehensive income (loss):
   Net change in unrealized gains (losses)
   on securities available for sale, net of tax
   Total other comprehensive income (loss)


Comprehensive income

Cash dividends declared $.12 per share year to date                                                       (185,179)

Purchase of 19,676 shares of treasury stock

Issuance of 1,999 shares of treasury stock
upon exercise of options                                                                    (2,480)


4,183 shares committed to be released under ESOP                                            21,446

Amortization of RRP contributions

                                                                   -----------        ------------    ------------  ------------
Balance at March 31, 2002                                          $    26,407        $ 28,893,737    $ 12,615,858  $   (620,566)
                                                                   ===========        ============    ============  ============




                                                                                     Accumulated
                                                                      Unearned         Other
                                                                    Recognition      Comprehensive                      Total
                                                                   And Retention     Income (Loss),      Treasury    Shareholder's
                                                                    Plan Shares       Net of Tax          Stock        Equity
                                                                   -----------        ------------    ------------  ------------
 Balance, January 1, 2002                                          $(12,555)          $     20,979    $(14,455,811) $ 26,281,038

 Net Income for three months ended March 31, 2002                                                                        353,224


 Other comprehensive income (loss):
    Net change in unrealized gains (losses)
    on securities available for sale, net of tax                                          (106,818)
    Total other comprehensive income (loss)
                                                                                                                        (106,818)
                                                                                                                        -------
 Comprehensive income                                                                                                    246,406

 Cash dividends declared $.12 per share year to date                                                                    (185,179)

 Purchase of 19,676 shares of treasury stock                                                              (267,428)     (267,428)

 Issuance of 1,999 shares of treasury stock
 upon exercise of options                                                                                   21,890        19,410


 4,183 shares committed to be released under ESOP                                                                         21,446

 Amortization of RRP contributions                                       2,159                                             2,159

-                                                                  -----------        ------------    ------------  ------------
 Balance at March 31, 2002                                         $   (10,396)       $    (85,839)   $(14,701,349) $ 26,117,852
                                                                   ===========        ============    ============  ============


--------------------------------------------------------------------------------
See accompanying notes to financial statements
                                                                              3.

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                           Three months ended
                                                                                                 March 31,
                                                                                          2002                2001
                                                                                          ----                ----
                                                                                                (Unaudited)
         Cash flows from operating activities
              Net income                                                               $    353,224       $    392,701
              Adjustments to reconcile net income
                to net cash from operating activities
                  Depreciation and amortization                                             111,610            101,972
                  Provision for loan losses                                                 217,300            150,000
                  Net (gain) loss on sale of :
                       Foreclosed real estate and repossessed assets                        (59,375)             9,917
                       Loans held for sale                                                  (30,425)           (31,259)

                  Originations of loans held for sale                                    (1,930,700)        (1,685,981)
                  Proceeds from loans sold                                                2,900,446          1,717,240
                  Reduction of obligation under ESOP                                         21,446             49,139
                  Amortization of RRP                                                         2,159              2,159
                  Net change in:
                       Other assets                                                           3,927            195,783
                       Accrued interest receivable                                           11,776            119,729
                       Accrued expenses and other liabilities                               137,143             14,528
                                                                                       ------------       ------------
                        Total adjustments                                                 1,385,307            643,227
                                                                                       ------------       ------------
                          Net cash from operating activities                              1,738,531          1,035,928

         Cash flows from investing activities
              Purchases of securities available for sale                                     (3,564)        (6,143,764)
              Proceeds from maturities and principal payments of:
                       Securities available for sale                                      3,815,376          9,579,144
                       Securities held to maturity                                           40,000             38,000
              Purchases of loans                                                                 --            (79,997)
              Net change in loans                                                           365,270          4,867,912
              Proceeds from sale of foreclosed real estate and repossessed assets           185,125            236,665
              Expenditures on premises and equipment                                        (41,026)           (52,137)
              Proceeds from sale of premises and equipment                                    8,143                 --
                                                                                       ------------       ------------
                  Net cash from investing activities                                      4,369,324          8,445,823

         Cash flows from financing activities
              Net change in deposits                                                     (2,440,058)         3,039,420
              Advances from FHLB                                                                 --         12,000,000
              Repayment of FHLB advances                                                         --        (22,999,775)
              Payments of demand notes                                                           --           (125,000)
              Net change in other borrowed funds                                         (5,554,019)        (1,756,723)
              Dividends paid                                                               (185,179)          (186,178)
              Purchase of treasury stock                                                   (267,428)          (221,580)
              Sale of treasury stock                                                         19,410            114,210
                                                                                       ------------       ------------
                  Net cash from financing activities                                     (8,427,274)       (10,135,626)
                                                                                       ------------       ------------

         Net change in cash and cash equivalents                                         (2,319,419)          (653,875)
         Cash and cash equivalents at beginning of period                                26,291,732          6,576,266
                                                                                       ------------       ------------
         Cash and cash equivalents at end of period                                    $ 23,972,313       $  5,922,391
                                                                                       ============       ============

         Cash paid for:
              Interest                                                                 $  2,125,948       $  2,938,854
              Income taxes                                                                   21,000                 --
         Non-cash transactions:
                  Transfer from loans to other real estate and repossessed assets      $     65,604       $    180,633



--------------------------------------------------------------------------------
                 See accompanying notes to financial statements
                                                                              4.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 2002 and 2001 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share are based on weighted-average common shares outstanding. Diluted earnings per share further assume issue of any dilutive potential common shares.

                                                                 Three months ended
                                                                     March 31,
                                                             -------------------------
                                                                2002            2001
                                                                ----            ----
Earnings Per Share
Net income available to common shareholders                  $  353,224      $  392,701
                                                             ==========      ==========
  Weighted average common shares outstanding
    net of unallocated ESOP shares and non-vested
    RRP shares                                                1,465,452       1,592,959
                                                             ==========      ==========
Basic Earnings Per Share                                     $     0.24      $     0.25
                                                             ==========      ==========

Earnings Per Share Assuming Dilution
   Net income available to common shareholders               $  353,224      $  392,701
                                                             ==========      ==========
   Weighted average common shares outstanding                 1,465,452       1,592,959
   Add: dilutive effects of assumed exercises of
        incentive stock options and non qualified
        stock options                                            46,522          16,727
                                                             ----------      ----------
   Weighted average and dilutive common shares
      outstanding                                             1,511,974       1,609,686
                                                             ==========      ==========
Diluted earnings per share                                   $     0.23      $     0.24
                                                             ==========      ==========

NOTE 3 - SUSEQUENT EVENT-CASH DIVIDENDS

On May 3, 2002, the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.12 per share. The dividend will be paid on May 30, 2002, to shareholders of record on May 16, 2002. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $184,000.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
--------------------------------------------------------------------------------


NOTE 4 - STOCK REPURCHASE PLAN

On March 28, 2002, Northeast Indiana Bancorp announced a new stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 76,649 shares. As of May 3, 2002, no shares have been repurchased under this program since its announcement.

There were also 1,999 shares repurchased from exercised options year to date through May 3, 2002.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2002, the capital requirements for First Federal under those regulatory requirements and First Federal's actual capital ratios. As of March 31, 2002, First Federal substantially exceeded all current regulatory capital standards.

                                                                                         Minimum Required To Be Well
                                                              Minimum Required For        Capitalized Under Prompt
                                           Actual          Capital Adequacy Purposes    Corrective Action Regulations
                                       ---------------     -------------------------    -----------------------------
                                       Amount    Ratio         Amount      Ratio              Amount     Ratio
                                       ------    -----         ------      -----              ------     -----
                                                             (Dollars in thousands)
         Total capital
           (to risk weighted assets)  $25,601    17.52%        $11,687     8.00%              $14,609    10.00%

         Tier 1 (core) capital (to
           risk weighted assets)       24,291    16.63%          5,844     4.00%                8,766     6.00%

         Tier 1(core) capital (to
            Adjusted total assets)     24,291    10.55%          9,211     4.00%               11,514     5.00%

         Tier 1 (core) capital (to
            Average assets)            24,291    10.04%          9,676     4.00%               12,095     5.00%


                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
--------------------------------------------------------------------------------



NOTE 6- NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, Northeast Indiana Bancorp adopted a new accounting standard, which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas unidentified intangible assets resulting from business combinations, both amounts previously recorded and future amounts purchased, cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on Northeast Indiana Bancorp's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by Northeast Indiana Bancorp on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on Northeast Indiana Bancorp's consolidated financial position or results of operations.

On January 1, 2002, Northeast Indiana Bancorp adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on Northeast Indiana Bancorp's consolidated financial position or results of operations.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at March 31, 2002, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST AND FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department, which began operations in the fourth quarter. At the end of March 31, 2002, $41.0 million was held under asset management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Until these operations are well established, management expects a slight negative impact to net income.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $8.0 million or 3.36%from $238.4 million at December 31, 2001 to $230.4 million at March 31, 2002. This decrease was due primarily to a decrease in securities and cash equivalents, which were used to fund net deposit outflows and to pay down borrowed funds.

Net loans receivable decreased $648,000 or 0.40% from $162.8 million at December 31, 2001 to $162.2 million at March 31, 2002. Loans held for sale decreased $939,000 from $1.5 million at December 31, 2001 to $604,000 at March 31, 2002 as
First Federal has elected to keep some short term residential mortgages in its portfolio. Allowances for loan losses increased approximately $116,000 through the three months ended March 31, 2002, which is discussed in more detail on the next page. Securities available-for-sale decreased $3.9 million or 9.91% from $39.4 million to $35.5 million for the period December 31, 2001 to March 31, 2002. Borrowed funds have been reduced by $5.6 million predominately by a reduction in short term borrowings under repurchase agreements at the bank level.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $353,000 or $0.23 per diluted share for the three months ended March 31, 2002 compared to $393,000 or $0.24 per diluted share for the three months ended March 31, 2001.

Net interest income was stable at $1.6 million for both the three months ended March 31, 2002 and the three months ended March 31, 2001. Interest income decreased $781,000 to $3.8 million for March 31, 2002 compared to $4.5 million for March 31, 2001. For the first quarter interest expense decreased $722,000 to $2.2 million for the quarter ended March 31, 2002 compared to $2.9 million for March 31, 2001. The decreases are from lower earning asset balances and constricted margins due to the declining interest rate environment over the past twelve months.

Provision for loan losses increased by $67,000 for the three months ended March 31, 2002 compared to the same period ended March 31, 2001. The increased provisions are discussed in more detail under the non-performing assets and allowance for loan loss section.

Non-interest income increased to $303,000 for the three months ended March 31, 2002 compared to $286,000 for the comparable period in 2001. This represents an increase of $17,000 or 5.9% for the three months ended March 31, 2002. This increase is primarily from a $12,000 increase in loan servicing fees and increases in other income including fee income from Trust and Financial Services and insurance.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Non-interest expense remained at $1.2 million for the three months ended March 31, 2002 compared to $1.2 million for the corresponding period in 2001. Salaries and employee benefits increased $33,000 for the three months ended March 31, 2002 due to both annual compensation increases and staffing changes between periods, which were partially offset by decreases to data processing, professional fees, and other expenses.

Income tax expense decreased for the three months ended March 31, 2002 due to lower taxable income compared to 2001 combined with relatively unchanged available tax credits from the Northeast Indiana Bancorp's investment in low income housing partnerships. This decrease was reflected in an effective tax rate of 25% for the quarter ended March 31, 2002 compared to a 29% effective tax rate for the quarter ended March 31, 2001.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses calculation based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded provisions for loan losses in the amount of $217,300 for the three months ended March 31, 2002 compared to $150,000 for the same period ended March 31, 2001. Even though non-performing loans have decreased to $6.1 million at March 31, 2002 from $6.9 million at December 31, 2001, there were increased loan charge-offs during the current quarter compared to the year earlier period. This was the primary reason for the increase in the loan loss provisions for the first quarter 2002 as compared to the first quarter 2001. Management has also become more proactive with commercial loan grading and tracking to monitor the impact of the continued economic slowdown and conditions within the local economy.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and foreclosed assets and repossessed assets which have been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes in thousands the various categories of non-performing assets:


                                                 March 31        December 31
                                                   2002              2001
                                                   ----              ----
         Non-performing loans
            One-to-four-family                   $  335             $  442
            Multi-family                             --                 --
            Commercial real estate                4,528              5,085
            Construction or development              --                 --
            Consumer                                959              1,125
            Commercial Business                     311                267
                                                 ------             ------
               Total                             $6,133             $6,919
                                                 ------             ------
         Foreclosed assets
            One-to-four-family                       74                 46
            Commercial and land                     102                173
                                                 ------             ------
               Total                             $  176             $  219
                                                 ------             ------
         Repossessed Assets
           Consumer                                  27                 38
           Commercial                                40                 45
                                                 ------             ------
            Total                                $   67             $   83
                                                 ------             ------

               Total non-performing assets       $6,376             $7,221
                                                 ======             ======

               Total non-performing assets as a
                   Percentage of total assets      2.77%              3.03%
                                                 ======             ======


Total non-performing assets decreased from $7.2 million to $6.4 million or 2.77% of total assets at March 31, 2002 from 3.03% of total assets at December 31, 2001. At March 31, 2002, one borrower comprised $1.4 million or 21.88% of the $6.4 million in total non-performing assets. Management is continuing to work with this borrower and is comfortable with the collateral position at this time. In addition, the $4.5 million in commercial real estate non-performing loans includes $800,000 in loans secured by one-to-four family residential rental properties that were placed on non-accrual status at March 31, 2001 due to weakness in cash flows.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Although the loans are on non-accrual status, the Bank continues to receive some interest payments on a cash basis. Impaired loans at March 31, 2002 were $5.6 million compared to $5.9 million at December 31, 2001. No new impaired loans were added during the first quarter 2002.


LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At March 31, 2002, First Federal exceeded all regulatory capital standards.

At March 31, 2002, First Federal's risk based capital was $25.6 million or 17.52% of risk adjusted assets, which exceeds the OTS requirement of $11.7 million and 8.00% by $13.9 million and 9.52%. First Federal's core capital at March 31, 2002 is $24.3 million or 10.04% of average assets, which exceeds the OTS requirement of $9.7 million, and 4.00% by $14.6 million and 6.04%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, operations income and short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of March 31, 2002, First Federal had commitments to originate loans and to fund open lines of credit totaling $16.3 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information



ITEM 1 - LEGAL PROCEEDINGS

Northeast Indiana Bancorp and First Federal are involved, from time to time, as plaintiff or defendant in various legal actions arising from the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material effect on Northeast Indiana Bancorp's results of operations on a consolidated basis.

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on May 1, 2002. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

(1)      The election of the following director for a three year term:

                                                              Votes
                                                              -----
                                                         For         Withheld
                                                         ---         --------

                  J David Carnes                       989,433       180,583


(2)      Ratification of 2002 Omnibus Incentive Plan:

                                                           Votes
                                                           -----
                                               For        Against    Withheld
                                               ---        -------    --------

                                             496,579      298,445     21,745

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                    Continued




ITEM 5 - OTHER INFORMATION
         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits
              None

         (b) Reports on Form 8-K

(1)      January 23, 2002 Announcing Fourth Quarter 2001 Earnings
(2)      January 29, 2002 Announcing Quarterly Cash Dividend
(3)      February 20, 2002 Announcing Seventh Annual Shareholder's Meeting Date
(4)      March 8, 2002 Announcing Completion of Stock Repurchase Program
(5)      March 29, 2002 Announcing Stock Repurchase Program

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NORTHEAST INDIANA BANCORP, INC.


      Date:  May 15, 2002             By:  /s/ Stephen E. Zahn
                                           -------------------------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


      Date:  May 15, 2002             By:  /s/ Randy J Sizemore
                                           -------------------------------------
                                           Randy J. Sizemore
                                           Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)