Form 10-Q
period 2002-06-30
NORTHEAST INDIANA BANCORP INC
filed 2002-08-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                        For the transition period from            to
                                                       ----------    ----------
                         Commission file number 0-26012.

                         NORTHEAST INDIANA BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                      35-1948594
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                      Identification No.)

   648 North Jefferson Street, Huntington, IN                   46750
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                               OUTSTANDING AT July 26, 2002
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                        1,547,243

    Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                      -----

  PART 1.        FINANCIAL INFORMATION (UNAUDITED)                                 PAGE NO.

  Item 1.        Financial Statements

                 Consolidated Balance Sheets
                 June 30, 2002 and December 31, 2001                                   1

                 Consolidated Statements of Income for the
                 three and six months ended June 30, 2002 and 2001                     2

                 Consolidated Statement of Changes in Shareholders' Equity
                 for the six months ended June 30, 2002                                3

                 Consolidated Statements of Cash Flows for the six
                 months ended June 30, 2002 and 2001                                   4

                 Notes to Consolidated Financial Statements                            5


  Item 2.        Management's Discussion and Analysis or Plan of Operation             7



  PART II.       OTHER INFORMATION                                                     15

                 Signature page                                                        17
                 Exhibit 99.1 and Exhibit 99.2 -Certification Pursuant
                 to section 906 of the Sarbanes-Oxley Act of 2002                      18


                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 And December 31, 2001



                                                                                                   June 30,            December 31,
                                                                                                     2002                  2001
                                                                                                 (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                                      $  10,571,630         $  23,541,599
Noninterest earning cash and cash equivalents                                                       2,147,248             2,750,133
                                                                                                -------------         -------------
      Total cash and cash equivalents                                                              12,718,878            26,291,732
Securities available for sale                                                                      44,302,759            39,365,026
Securities held to maturity (fair value:
    June 30, 2002- $266,000; December 31, 2001 - $306,000)                                            266,000               306,000
Loans held for sale, net of unrealized losses;  June 30, 2002
      $900 and December 31, 2001 $3,278                                                               272,563             1,543,422
Loans receivable, net of allowance for loan losses:  June 30,
    2002 - $2,067,072; and December 31, 2001 - $1,954,900                                         159,856,733           162,830,186
Accrued interest receivable                                                                           711,379               753,000
Premises and equipment, net                                                                         2,246,774             2,298,102
Investments in limited liability partnerships                                                       1,465,399             1,546,177
Other assets                                                                                        3,453,415             3,460,884
                                                                                                -------------         -------------
      Total assets                                                                              $ 225,293,900         $ 238,394,529
                                                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Demand deposits- noninterest bearing                                                      $   5,579,607         $   4,579,159
      Savings                                                                                      10,813,498             9,261,040
      NOW and MMDA                                                                                 32,109,819            31,350,364
      Time deposits                                                                                78,409,112            91,839,448
                                                                                                -------------         -------------
            Total deposits                                                                        126,912,036           137,030,011
Borrowed funds                                                                                     70,655,079            73,966,411
Accrued expenses and other liabilities                                                              1,166,505             1,117,069
                                                                                                -------------         -------------
      Total liabilities                                                                           198,733,620           212,113,491

Shareholders' equity
      Preferred stock, no par value: 500,000 shares authorized; 0 shares issued                            --                    --
      Common stock, $.01 par value: 4,000,000 shares authorized;
           6/30/02:  2,640,672 shares issued, 1,549,743 shares outstanding
           12/31/01:  2,640,672 shares issued, 1,550,656 shares outstanding                            26,407                26,407
      Additional paid in capital                                                                   28,895,654            28,874,771
      Retained earnings, substantially restricted                                                  12,752,936            12,447,813
      Unearned employee stock ownership plan shares                                                  (551,421)             (620,566)
      Unearned recognition and retention plan shares                                                   (8,237)              (12,555)
      Accumulated other comprehensive income (loss), net of tax                                        (4,110)               20,979
      Treasury stock, 1,090,929 and 1,090,016 common shares, at
        cost, at June 30, 2002 and December 31, 2001                                              (14,550,949)          (14,455,811)
                                                                                                -------------         -------------
            Total shareholders' equity                                                             26,560,280            26,281,038
                                                                                                -------------         -------------
                  Total liabilities and shareholders' equity                                    $ 225,293,900         $ 238,394,529
                                                                                                =============         =============

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2002 and 2001


                                                                   Three months ended                      Six months ended
                                                                       June 30,                                 June 30,
                                                                2002                2001                2002                2001
                                                                ----                ----                ----                ----
                                                                                                                (Unaudited)
Interest income
   Loans, including fees                                    $ 3,065,836         $ 3,939,491         $ 6,245,235         $ 7,952,352
   Taxable securities                                           464,543             463,995             932,046             931,356
   Non-taxable securities                                        14,349               5,476              19,186              10,822
   Deposits with financial institutions                          84,046             130,818             186,609             180,910
                                                            -----------         -----------         -----------         -----------
     Total interest income                                    3,628,774           4,539,780           7,383,076           9,075,440

Interest expense
   Deposits                                                   1,121,110           1,894,395           2,392,697           3,866,907
   Borrowed funds                                               918,502             920,449           1,812,923           1,835,454
                                                            -----------         -----------         -----------         -----------
     Total interest expense                                   2,039,612           2,814,844           4,205,620           5,702,361

Net interest income                                           1,589,162           1,724,936           3,177,456           3,373,079
Provision for loan losses                                       175,000             100,000             392,300             250,000
                                                            -----------         -----------         -----------         -----------
Net interest income after provision
  for loan losses                                             1,414,162           1,624,936           2,785,156           3,123,079

Noninterest income
   Service charges on deposit accounts                           90,224              94,660             173,850             183,301
   Loan servicing fees                                           50,618              75,076             114,134             126,471
   Net gain (loss) on sale of securities
     available for sale                                         (10,535)                 --             (10,535)                 --
    Net gain on sale of loans held for sale                      41,782              57,162              72,207              88,422
   Net gain (loss) on sale of foreclosed
     real estate and repossessed assets                         (76,918)            (39,606)            (62,287)            (39,606)
   Trust and brokerage fees                                      70,422              36,468             116,266              75,991
   Other service charges and fees                                82,045              75,853             146,791             151,318
                                                            -----------         -----------         -----------         -----------
     Total noninterest income                                   247,638             299,613             550,426             585,897

Noninterest expense
   Salaries and employee benefits                               598,740             588,568           1,207,352           1,163,742
   Occupancy                                                    114,796             118,114             231,317             232,113
   Data processing                                              157,473             154,499             309,533             315,203
   Deposit insurance premium                                      5,986               6,949              12,471              13,446
   Professional fees                                             88,895              60,535             138,389             143,731
   Correspondent bank charges                                    54,073              59,679             107,502             112,655
   Other expense                                                232,474             186,308             448,669             425,113
                                                            -----------         -----------         -----------         -----------
     Total noninterest expense                                1,252,437           1,174,652           2,455,233           2,406,003
                                                            -----------         -----------         -----------         -----------
Income before income taxes                                      409,363             749,897             880,349           1,302,973
   Income tax expense                                            85,476             234,660             203,238             395,035
                                                            -----------         -----------         -----------         -----------

Net income                                                  $   323,887         $   515,237         $   677,111         $   907,938
                                                            ===========         ===========         ===========         ===========
Comprehensive income                                        $   405,616         $   493,444         $   652,022         $ 1,012,280
                                                            ===========         ===========         ===========         ===========
Basic earnings per common share                             $      0.22         $      0.33         $      0.46         $      0.58
Diluted earnings per common share                           $      0.22         $      0.33         $      0.45         $      0.57


                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six months ended June 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)



                                                                                                                      Employee
                                                                                     Additional                         Stock
                                                                        Common         Paid-in         Retained       Ownership
                                                                        Stock          Capital         Earnings      Plan Shares
                                                                        -----          -------         --------      -----------

Balance, January 1, 2002                                             $     26,407    $ 28,874,771    $ 12,447,813   $   (620,566)

Net income for six months ended June 30, 2002                                                             677,111

Other comprehensive income (loss):
  Net change in unrealized gains(losses)
  On securities available for sale, net of tax



  Total other comprehensive income (loss)



Comprehensive income

Cash dividends paid $.24 per share year to date                                                          (371,988)

Purchase of 26,676 shares of treasury stock

Issuance of 25,763 shares of treasury stock upon exercise of stock
options                                                                   (31,956)

Tax effect of stock plans                                                   2,644

8,366 shares committed to be released under ESOP                           50,195                          69,145


Amortization of RRP contributions
                                                                           ------      ----------      ----------       --------
Balance at June 30, 2002                                                   26,407      28,895,654      12,752,936       (551,421)
                                                                           ======      ==========      ==========       ========


                                                                                       Accumulated
                                                                        Unearned          Other
                                                                       Recognition    Comprehensive                        Total
                                                                      And Retention   Income (Loss),   Treasury        Shareholders'
                                                                       Plan Shares      Net of Tax       Stock            Equity
                                                                       -----------      ----------       -----            ------

Balance, January 1, 2002                                              $    (12,555)   $     20,979    $(14,455,811)   $ 26,281,038

Net income for six months ended June 30, 2002                                                                              677,111

Other comprehensive income (loss):
  Net change in unrealized gains(losses)
  On securities available for sale, net of tax

                                                                                           (25,089)

  Total other comprehensive income (loss)                                                                                  (25,089)
                                                                                                                        ----------


Comprehensive income                                                                                                       652,022

Cash dividends paid $.24 per share year to date                                                                           (371,988)

Purchase of 26,676 shares of treasury stock                                                               (377,253)       (377,253)

Issuance of 25,763 shares of treasury stock upon exercise of stock
options                                                                                                    282,115         250,159

Tax effect of stock plans                                                                                                    2,644

8,366 shares committed to be released under ESOP                                                                           119,340


Amortization of RRP contributions                                            4,318                                           4,318
                                                                            ------          ------     -----------      ----------
Balance at June 30, 2002                                                    (8,237)         (4,110)    (14,550,949)     26,560,280
                                                                            ======          ======     ===========      ==========



                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                           Six months ended
                                                                                               June 30,
                                                                                     2002                   2001
                                                                                     ----                   ----
                                                                                             (Unaudited)
Cash flows from operating activities
      Net income                                                                 $    677,111         $    907,938
      Adjustments to reconcile net income
        to net cash from operating activities
          Depreciation and amortization                                               217,464              211,668
          Provision for loan losses                                                   392,300              250,000
          Net (gain) loss on sale of:
           Foreclosed real estate and repossessed assets                               62,287               39,606
           Loans held for sale                                                        (72,207)             (88,421)
           Securities available for sale                                               10,535                   --
      Originations of loans held for sale                                          (2,978,590)          (5,223,451)
      Proceeds from loans sold                                                      4,321,656            5,311,872
      Reduction of obligation under ESOP                                              119,340              107,844
       Amortization of RRP                                                              4,318                4,318
      Net change in:
                  Other assets                                                       (197,358)             (10,023)
                  Accrued interest receivable                                          41,621              158,236
                  Accrued expenses and other liabilities                               49,436             (124,069)
                                                                                 ------------         ------------
                  Total adjustments                                                 1,970,802              637,580
                                                                                 ------------         ------------
                              Net cash from operating activities                    2,647,913            1,545,518

Cash flows from investing activities
      Purchases of securities available for sale                                  (15,043,523)         (14,568,458)
      Proceeds from maturities and principal payments of:
                   Securities available for sale                                    8,741,709           13,052,419
                  Securities held to maturity                                          40,000               38,000
      Proceeds from sale of securities available for sale                           1,405,188                   --
      Purchases of loans                                                                   --              (79,997)
      Net change in loans                                                           2,165,348           13,462,670
      Proceeds from sale of participation loans                                            --              650,000
      Proceeds from sale of foreclosed real estate and repossessed vehicles           470,395              793,430
      Expenditures on premises and equipment                                          (79,638)            (178,053)
      Proceeds from sale of premises and equipment                                      8,143                   --
                                                                                 ------------         ------------
            Net cash from investing activities                                     (2,292,378)          13,170,011

Cash flows from financing activities
      Net change in deposits                                                      (10,117,975)          (3,129,976)
      Advances from FHLB                                                                   --           29,000,000
      Repayment of FHLB advances                                                           --          (31,399,663)
      Payments of demand notes                                                             --             (125,000)
      Net change in other borrowed funds                                           (3,311,332)            (599,260)
      Dividends paid                                                                 (371,988)            (367,627)
      Purchase of treasury stock                                                     (377,253)          (1,024,065)
      Sale of treasury stock                                                          250,159              178,830
                                                                                 ------------         ------------
Net cash from financing activities                                                (13,928,389)          (7,466,761)
                                                                                 ------------         ------------

Net change in cash and cash equivalents                                           (13,572,854)           7,248,768

Cash and cash equivalents at beginning of period                                   26,291,732            6,576,266
                                                                                 ------------         ------------
Cash and cash equivalents at end of period                                       $ 12,718,878         $ 13,825,034
                                                                                 ============         ============
Cash paid for:
      Interest                                                                   $  4,151,365         $  5,755,485
      Income taxes                                                                    286,300              401,700

Non-cash transactions:
      Transfer from loans to other real estate and repossessed assets                 415,805              416,777



                 See accompanying notes to financial statements
                                                                              4.

                         NORTHEAST INDIANA BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
                                  June 30, 2002
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 2002 and 2001 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc.("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is based on weighted-average common shares outstanding less unallocated and nonvested RRP shares. Diluted earnings per common share further assumes issue of any dilutive potential common shares.


                                                                Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                                      --------                          --------
                                                                2002            2001             2002              2001
                                                                ----            ----             ----              ----
Earnings Per Common Share
  Net income available to common shareholders               $  323,887       $  515,237       $  677,111       $  907,938
  Weighted average common shares outstanding
    (excluding unallocated ESOP shares and
    nonvested RRP shares)                                    1,454,996        1,556,315        1,460,195        1,574,536
     Basic Earnings Per  Common Share                       $     0.22       $     0.33       $     0.46       $     0.58

Earnings Per Common Share Assuming Dilution
   Net income available to common shareholders              $  323,887       $  515,237       $  677,111       $  907,938
   Weighted average common shares outstanding
      for basic earnings per common share                    1,454,996        1,556,315        1,460,195        1,574,536
   Add: dilutive effects of assumed exercises of
       stock options                                            28,314           18,216           44,171           26,830
                                                            ----------       ----------       ----------       ----------
   Weighted average common and dilutive
      potential common shares
      outstanding                                            1,483,310        1,574,531        1,504,366        1,601,366
       Diluted Earnings Per Common Share                    $     0.22       $     0.33       $     0.45       $     0.57


NOTE 3 - SUBSEQUENT EVENT-CASH DIVIDENDS

On July 29, 2002, the Board of Directors of Northeast Indiana Bancorp, Inc. announced a quarterly cash dividend of $.12 per common share. The dividend will be paid on August 27, 2002 to common shareholders of record on August 13, 2002. The payment of the cash dividend will reduce shareholders' equity (third quarter) by approximately $186,000.


--------------------------------------------------------------------------------
                                    Continued
                                                                              5.

                        NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2002
--------------------------------------------------------------------------------
NOTE 4 - STOCK REPURCHASE PLAN

On March 28, 2002, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 76,649 shares. During the quarter ended June 30, 2002 there were 7,000 shares repurchased at an average price of $15.69. This leaves approximately 70,000 shares still available to be repurchased under the current plan.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2002, the capital requirements for First Federal under those federal regulatory requirements and First Federal's actual capital ratios. As of June 30, 2002, First Federal substantially exceeded all regulatory minimum capital requirements and is considered to be "well capitalized" as defined by federal regulatory capital requirements.

                                                                                                    Minimum Required To Be Well
                                                                         Minimum Required For         Capitalized Under Prompt
                                                       Actual         Capital Adequacy Purposes    Corrective Action Regulations
                                                       ------         -------------------------    -----------------------------
                                               Amount          Ratio      Amount        Ratio          Amount          Ratio
                                                                          (Dollars in thousands)
Total Capital
(to risk weighted assets)                      $25,799         18.2%     $11,313         8.0%          $14,141         10.0%

Tier 1 (core) capital (to risk weighted
assets)                                         24,463         17.3        5,656         4.0             8,485          6.0

Tier 1(core) capital (to adjusted total
assets)                                         24,463         10.9        9,000         4.0            11,250          5.0

Tier 1 (core) capital (to average assets)
                                                24,463         10.5        9,301         4.0            11,626          5.0


--------------------------------------------------------------------------------
                                   Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------
GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. As of June 30, 2002, Northeast Indiana Bancorp had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings and the interest rates paid there on. First Federal's earnings are also affected by provisions for loan losses, service charge and fee income, and other non-interest income, operating expenses and income taxes. Operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing, federal deposit insurance premiums and other general administrative expenses.

The most significant outside factors influencing the operations of First Federal and other savings institutions include general economic conditions, competition in the local market place and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

TRUST AND FINANCIAL SERVICES

During the year of 1998, First Federal established a trust department, which began operations in the fourth quarter. At the end of June 30, 2002, approximately $41.2 million in trust assets were held under management. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Although the trust and brokerage service operations have had a slight negative impact to net income thus far, management continues to believe the additional value of these types of services to customers will be rewarded with future profitability.

--------------------------------------------------------------------------------
                                    Continued
                                                                              7.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $13.1 million or 5.5% from $238.4 million at December 31, 2001 to $225.3 million at June 30, 2002. This decrease was due primarily to a decrease in cash and cash equivalents and net loans receivable offset in part by an increase in securities available for sale. The funds were mainly used to allow wholesale time deposits to leave at their maturity dates in an effort to reposition the Company's liabilities.

Net loans receivable decreased $3.0 million or 1.8% from $162.8 million at December 31, 2001 to $159.9 million at June 30, 2002. The decrease in loans during the first six months of 2002 was evenly spread between the mortgage, commercial, and consumer portfolio's. In light of general weaknesses detected in the local economy, management has remained cautious in its approach to local loan underwriting. In addition, First Federal has continued to sell long term fixed rate mortgages into the secondary market, with servicing retained, in an effort to minimize the future interest rate risk associated with this product. Allowances for loan losses has increased approximately $112,000 through the six months ended June 30, 2002 and is discussed in more detail in the following pages under non-performing assets and allowance for loan losses. Securities available-for-sale increased $4.9 million or 12.5% from $39.4 million to $44.3 million for the period December 31, 2001 to June 30, 2002. Management has continued to look at alternative uses of borrowed funds to increase investment yields over the current fed funds target rate. Borrowed funds have been reduced by $3.3 million predominately by a reduction in securities sold under repurchase agreements to local municipalities. Total deposits decreased by $11.1 million from $137.0 million at December 31, 2001 to $126.9 million at June 30, 2002.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $324,000 or $0.22 per diluted share and $677,000 or $0.45 per diluted share for the three and six months ended June 30, 2002 compared to $515,000 or $0.33 per diluted share and $908,000 or $0.57 per diluted share for the three and six months ended June 30, 2001.

Net interest income decreased to $1.6 million for the three months ended June 30, 2002 compared to $1.7 million for the three months ended June 30, 2001. Net interest income decreased to $3.2 million from $3.4 million for the six months ended June 30, 2002 and June 30, 2001 respectively. Interest income for the quarter decreased $911,000 to $3.6 million for June 30, 2002 compared to $4.5 million for June 30,2001. Interest income for the six months ended June 30, 2002 was $7.4 million compared to $9.1 million for the six months ended June 30, 2001 a decrease of $1.7 million or 18.7%. Of the $1.7 million decrease, 47% is attributed to volume while 53% is related to lower interest rates. For the second quarter, interest expense decreased $775,000 to $2.0 million for the quarter ended June 30, 2002 compared to $2.8 million for the quarter ended June 30, 2001.
--------------------------------------------------------------------------------
                                   Continued
                                                                              8.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONTINUED)

Interest expense for the six months ended June 30, 2002 was approximately $4.2 million, a decrease of $1.5 million when compared to the $5.7 million expensed for the same period ended June 30, 2001. This decrease is due to borrowed funds and time deposits repricing at lower rates as they mature and lower average balances between periods. During the first half of 2002, Northeast Indiana Bancorp has reduced both its funding reliance on wholesale time deposits and borrowed funds in an effort to reposition its liabilities.

The provision for loan losses increased by $75,000 to $175,000 for the three months ended June 30, 2002 compared to $100,000 for the quarter ended June 30, 2001. In addition, the provision for loan losses was $392,000 for the six months ended June 30, 2002, an increase of 56.8% or $142,000 compared to the $250,000 provision for loan losses in the year earlier period. The increases to provisions are discussed in more detail under the non-performing assets and allowances for loan losses section of this discussion.

Non-interest income decreased to $248,000 for the three months ended June 30, 2002 compared to $300,000 for the comparable period in 2001. This decrease was primarily due to increases in net losses on sale of foreclosed and repossessed assets, increases in net losses on the sale of securities, decreases in loan servicing fees and decreases in net gains on the sale of loans. Management continued to take an aggressive position with delinquent borrowers during the second quarter, which led to the increases in net losses on the sale of foreclosed and repossessed assets. In addition, management reviewed the investment portfolio for systemic risks and sold two CMO's at a net loss that were classified as available for sale. These CMO's exhibited a tendency to become volatile from both an extension and price risk perspective in a rising rate environment. These declines in non-interest income were partially offset by a sharp increase of $34,000 in trust and brokerage fees. Non-interest income decreased to $550,000 for the six months ended June 30, 2002 when compared to the $586,000 recorded for the six months ended June 30, 2001. This decline is due to the same factors described for the three month comparison of non-interest income.

Non-interest expense increased to $1.3 million for the three months ended June 30, 2002 as compared to $1.2 million for the quarter ended June 30, 2001. This increase was primarily due to an increase in professional fees and other expense between periods. The increase in professional fees was related to increases in First Federal's collection activity and the legal fees associated with the same and the implementation of an outsourced internal audit function. Non-interest expense increased to $2.5 million for the three months ended June 30, 2002 compared to $2.4 million for the corresponding period in 2001. This represents an increase of $49,000 for the six months ended June 30, 2002 as compared to the year earlier period. This increase is due primarily to increases in salaries and employee benefits and other expense, which were partially offset by slight decreases in data processing, professional fees, and correspondent bank charges.
--------------------------------------------------------------------------------
                                   Continued
                                                                              9.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS (CONTINUED)

Income tax expense decreased for the six months ended June 30, 2002 due to lower taxable income compared to the same period in 2001 and an increase in the available tax credits from First Federal's investment in low income housing projects. This decrease was reflected in an effective tax rate of 23.1% for the six months ended June 30, 2002 compared to an effective tax rate of 30.3% for the six months ended June 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Standards (SFAS) No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of and leases, and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to Northeast Indiana Bancorp's consolidated financial position or results of operations.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan loss calculation based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses.
--------------------------------------------------------------------------------
                                   Continued
                                                                             10.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(CONTINUED)

As a result of this review process, Northeast Indiana Bancorp recorded provisions for loan losses in the amount of $175,000 and $392,000 for the three and six months ended June 30, 2002 compared to $100,000 and $250,000 for the same periods ended June 30, 2001.

Even though non-performing loans have decreased to $6.1 million at June 30, 2002 from $6.9 million at December 31, 2001, First Federal experienced increased net loan charge-offs totaling $179,000 and $280,000 during the current quarter and six month periods compared to $50,000 and $21,000 in the year earlier periods. These increased net charge offs were the primary reason for the increase in the loan loss provisions for the both the three and six months ended June 30, 2002 as compared to the year earlier periods. Management has also continued to become more strict with commercial loan grading and tracking to monitor the impact of the continued economic slowdown and conditions within the local economy.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned and repossessed assets which have been acquired as a result of foreclosures.

--------------------------------------------------------------------------------
                                    Continued
                                                                             11.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(CONTINUED)

The following table summarizes in thousands the various categories of non-performing assets:


                                                  June 30       December 31
                                                    2002           2001
                                                    ----           ----
Non-accruing loans
  One-to-four family                               $  654         $  442
  Multi- family                                        --             --
  Commercial real estate                            4,137          5,085
  Construction or development                          --             --
  Consumer                                            728          1,125
  Commercial business                                 558            267
                                                   ------         ------
Total                                               6,077          6,919
                                                   ------         ------
Foreclosed assets
  One -to-four -family                                 --             46
  Commercial and Land                                  96            173
                                                   ------         ------
Total                                                  96            219
                                                   ------         ------
Repossessed assets
                                                       66             38
  Consumer                                             24             45
                                                   ------         ------
  Commercial
Total                                                  90             83
                                                   ------         ------
Total non-performing assets                        $6,263         $7,221
                                                   ======         ======
Total non-performing assets as a percentage
   of total assets                                   2.78%          3.03%
                                                   ======         ======

Total non-performing assets decreased from $7.2 million to $6.3 million or 2.78% of total assets at June 30, 2002 from 3.03% of total assets at December 31, 2001 and $6.4 million or 2.77% of total assets at March 31, 2002. At June 30, 2002, one borrower comprised $1.4 million or 22.4% of the $6.3 million in total non-performing assets. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time. In addition, the $4.1 million in commercial real estate non-performing loans also includes $800,000 in loans secured by one-to-four family residential rental properties that were placed on non-accrual status at March 31, 2001 due to weaknesses in cash flows. Although the loans are on non-accrual, First Federal now is receiving a majority of interest only payments on a cash basis.

--------------------------------------------------------------------------------
                                    Continued
                                                                             12.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES(CONTINUED)

Impaired loans at June 30, 2002 were $5.3 million compared to $5.9 million at December 31, 2001 and $5.6 million at March 31, 2002. One new impaired loan was added during the second quarter of 2002 totaling approximately $100,000.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements are as follows: a risk-based capital standard expressed as a percent of risk weighted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At June 30, 2002, First Federal exceeded all regulatory minimum capital requirements.

At June 30, 2002, First Federal's risk based capital was $25.8 million or 18.2% of risk weighted assets, which exceeds the $11.3 million or 8.0% OTS minimum requirement by $14.5 million and 10.2%. First Federal's core capital at June 30, 2002 was $24.5 million or 10.5% of average assets, which exceeds the OTS requirement of $9.3 million or 4.0% by $15.2 million and 6.5%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, income from operations, and maturities of short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of June 30, 2002, First Federal had commitments to originate loans and to fund open lines of credit totaling $16.5 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, has grown substantially over the previous years and therefore its liquidity position has tightened as management has leveraged its capital. First Federal's liquidity position began to improve in 2001 due to the following: a decline in overall loan demand, the selling of new long-term fixed rate residential mortgage loans and the substantial reduction of wholesale time deposits. Management is satisfied with First Federal's current liquidity position and will continue to utilize measurement tools necessary to validate the adequacy of its liquidity position.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2002
--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

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

--------------------------------------------------------------------------------
                                    Continued
                                                                             14.

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

ITEM 2 - CHANGES IN SECURITIES
     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on May 1, 2002. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:
          (1)  The election of the following directors for a three year term:

                                                          Votes
                                                          -----
                                                   For             Withheld
                                                   ---             --------
               J. David Carnes                   989,433            180,583

          (2)  Ratification of the 2002 Omnibus Incentive Plan

                                              Votes
                                              -----
                                                                     Broker
                           For         Against      Abstain         Non-Vote
                           ---         -------      -------         --------
                          496,579      298,445       21,745         353,247

ITEM 5 - OTHER INFORMATION
     None

--------------------------------------------------------------------------------
                                 Continued 16.
                                                                             15.

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               Exhibit 99.1 and Exhibit 99.2 - Certification Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K

               (1)  April 25, 2002 Announcing First Quarter Earnings for 2002
               (2) May 3, 2002 Announcing Cash Dividend and Annual Shareholders' Meeting Results


--------------------------------------------------------------------------------
                                                                             16.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2002                By: /S/ STEPHEN E. ZAHN
                                          --------------------------------------
                                          Stephen E. Zahn
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)

Date:  August 14, 2002                By: /S/ RANDY J. SIZEMORE
                                          --------------------------------------
                                          Randy J. Sizemore
                                          Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)



--------------------------------------------------------------------------------
                                                                             17.