Form 10QSB
period 2002-09-30
NORTHEAST INDIANA BANCORP INC
filed 2002-11-15
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          EXCHANGE ACT

             For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                           OUTSTANDING AT NOVEMBER 1, 2002
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                      1,508,943


           Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                      -----


PART 1.    FINANCIAL INFORMATION (UNAUDITED)                          PAGE NO.

Item 1.    Financial Statements (Condensed)

           Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001                        1

           Consolidated Statements of Income for the
           three and nine months ended September 30, 2002 and 2001         2

           Consolidated Statement of Change in Shareholders' Equity
           for the nine months ended September 30, 2002                    3

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2002 and 2001                        4

           Notes to Consolidated Financial Statements                      6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9

Item 3.    Controls and procedures                                        17

PART II.   OTHER INFORMATION                                              18

           Signature page                                                 19

           Certifications Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002                                                    20

           Exhibit 99.1 and Exhibit 99.2 -Certifications Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002               21

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001


                                                                               September 30,       December 31,
                                                                                   2002                2001
                                                                                (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                    $   4,812,648       $  23,541,599
Noninterest earning cash and cash equivalents                                     2,343,740           2,750,133
                                                                              -------------       -------------
      Total cash and cash equivalents                                             7,156,388          26,291,732
Securities available for sale                                                    47,545,885          39,365,026
Securities held to maturity (fair value: September
  30, 2002- $225,000; December 31, 2001 - $306,000)                                 225,000             306,000
Loans held for sale, net of unrealized losses;  September 30,
   2002 $0 and December 31, 2001 $3,278                                           1,991,220           1,543,422
Loans receivable, net of allowance for loan losses: September 30,
  2002 - $2,111,706 and December 31, 2001 - $ 1,954,900                         157,814,287         162,830,186
Accrued interest receivable                                                         711,530             753,000
Premises and equipment, net                                                       2,207,692           2,298,102
Investments in limited liability partnerships                                     1,910,745           1,546,177
Other assets                                                                      3,420,421           3,460,884
                                                                              -------------       -------------
      Total assets                                                            $ 222,983,168       $ 238,394,529
                                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Demand deposits                                                         $   5,028,757       $   4,579,159
      Savings                                                                    10,842,482           9,261,040
      NOW and MMDA                                                               30,392,546          31,350,364
      Time deposits                                                              77,118,545          91,839,448
                                                                              -------------       -------------
           Total deposits                                                       123,382,330         137,030,011
Borrowed funds                                                                   71,698,945          73,966,411
Accrued expenses and other liabilities                                            1,566,910           1,117,069
                                                                              -------------       -------------
      Total liabilities                                                         196,648,185         212,113,491

Shareholders' equity
      Preferred Stock, no par value: 500,000 shares authorized;
         0 shares issued                                                                 --                  --
      Common stock, $.01 par value: 4,000,000 shares authorized;
         9/30/02: 2,640,672 shares issued, 1,511,943 shares outstanding
         12/31/01: 2,640,672 shares issued, 1,550,656 shares outstanding             26,407              26,407
      Additional paid in capital                                                 28,923,237          28,874,771
      Retained earnings, substantially restricted                                12,997,979          12,447,813
      Unearned employee stock ownership plan shares                                (516,849)           (620,566)
      Unearned recognition and retention plan shares                                 (6,077)            (12,555)
      Accumulated other comprehensive income, net of tax                             45,365              20,979
      Treasury stock, 1,128,729 and 1,090,016 common shares, at
         cost, at September 30, 2002 and December 31, 2001                      (15,135,079)        (14,455,811)
                                                                              -------------       -------------
           Total shareholders' equity                                            26,334,983          26,281,038
                                                                              -------------       -------------
                Total liabilities and shareholders' equity                    $ 222,983,168       $ 238,394,529
                                                                              =============       =============




                 See accompanying notes to financial statements


                                  NORTHEAST INDIANA BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                      Three and nine months ended September 30, 2002 and 2001




                                                     Three months ended                   Nine months ended
                                                        September 30,                       September 30,
                                                    2002             2001              2002               2001
                                                    ----             ----              ----               ----
                                                                           (Unaudited)
Interest income
   Loans, including fees                        $ 3,033,529       $3,697,561      $  9,278,765       $11,649,908
   Taxable securities                               482,153          451,854         1,414,198         1,383,210
   Non-taxable securities                            18,622            5,319            37,808            16,141
   Deposits with financial institutions              28,296          139,178           214,905           320,087
                                                -----------       ----------      ------------       -----------
     Total interest income                        3,562,600        4,293,912        10,945,676        13,369,346

Interest expense
   Deposits                                       1,010,280        1,719,865         3,402,977         5,586,772
   Borrowed funds                                   924,211          923,602         2,737,133         2,759,057
                                                -----------       ----------      ------------       -----------
     Total interest expense                       1,934,491        2,643,467         6,140,110         8,345,829

Net interest income                               1,628,109        1,650,445         4,805,566         5,023,517
Provision for loan losses                           190,000          135,000           582,300           385,000
                                                -----------       ----------      ------------       -----------

Net interest income after provision
  for loan losses                                 1,438,109        1,515,445         4,223,266         4,638,517

Noninterest income
   Service charges on deposit accounts               88,423           92,778           262,273           276,080
   Loan servicing fees                               39,296           58,557           153,431           185,029
   Net loss on sale of securities
     available for sale                                  --               --           (10,535)               --
   Net gain on sale of loans held for sale          106,887           50,626           179,094           139,048
   Net gain (loss) on sale of foreclosed
     real estate and repossessed assets             (37,782)          40,743          (100,070)
                                                                                                           1,137
   Trust and brokerage fees                          56,149           35,659           172,415           111,650
   Other service charges and fees                    76,798           76,082           223,591           227,398
                                                -----------       ----------      ------------       -----------
     Total noninterest income                       329,771          354,445           880,199           940,342

Noninterest expense
   Salaries and employee benefits                   619,222          569,130         1,826,573         1,732,875
   Occupancy                                        115,585          114,118           346,899           346,232
   Data processing                                  148,330          151,806           457,864           467,006
   Deposit insurance premium                          5,738            6,970            18,209            20,416
   Professional fees                                 57,500           42,526           195,889           186,256
   Correspondent bank charges                        59,398           56,764           166,899           169,420
   Other expense                                    235,827          170,749           684,504           595,854
                                                -----------       ----------      ------------       -----------
     Total noninterest expense                    1,241,600        1,112,063         3,696,837         3,518,059
                                                -----------       ----------      ------------       -----------

Income before income taxes                          526,280          757,827         1,406,628         2,060,800
   Income tax expense                                95,868          226,673           299,106           621,708
                                                -----------       ----------      ------------       -----------

Net income                                      $   430,412       $  531,154      $  1,107,522       $ 1,439,092
                                                ===========       ==========      ============       ===========
Comprehensive Income                            $   479,887       $  713,337      $  1,131,908       $ 1,725,617
                                                ===========       ==========      ============       ===========

Basic earnings per share                        $      0.30       $     0.35      $       0.76       $      0.92
Diluted earnings per share                      $      0.30       $     0.35      $       0.74       $      0.91



                 See accompanying notes to financial statements
                                                                              2.

                                         NORTHEAST INDIANA BANCORP, INC.
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                       Nine months ended September 30, 2002
                                                    (Unaudited)

                                                                                                          Unearned
                                                                                                          Employee
                                                                         Additional                         Stock
                                                            Common         Paid-in         Retained       Ownership
                                                            Stock          Capital         Earnings      Plan Shares
                                                            -----          -------         --------      -----------

Balance, January 1, 2002                                     $26,407       $28,874,771      $12,447,813    $(620,566)

Net Income for nine months ended
   September 30, 2002                                                                         1,107,522

Other comprehensive income:
   Net change in unrealized gains on
   securities  available for sale, net of tax


   Total other comprehensive income


Comprehensive income

Cash dividends declared $.36 per share
   year to date                                                                                (557,356)

Purchase of 64,476 shares of treasury stock

Issuance of 25,763 shares of treasury stock upon
 exercise of options                                                           (31,956)

Tax effect on stock plans                                                        2,644

12,549 shares committed to be released under ESOP
                                                                                77,778                       103,717


Amortization of RRP contributions

                                                       ------------- ----------------- ----------------- --------------
Balance at September 30, 2002                                $26,407       $28,923,237      $12,997,979    $(516,849)
                                                       ============= ================= ================= ==============


                                                                           Accumulated
                                                            Unearned          Other
                                                           Recognition    Comprehensive                        Total
                                                          And Retention   Income (Loss)    Treasury        Shareholders'
                                                           Plan Shares      Net of Tax       Stock            Equity
                                                           -----------      ----------       -----            ------
Balance, January 1, 2002                                    $(12,555)        $20,979      $(14,455,811)     $26,281,038

Net Income for nine months ended
   September 30, 2002                                                                                         1,107,522

Other comprehensive income:
   Net change in unrealized gains on
   securities  available for sale, net of tax
                                                                              24,386
                                                                             -------
   Total other comprehensive income
                                                                                                                 24,386
                                                                                                             ----------
Comprehensive income
                                                                                                              1,131,908
Cash dividends declared $.36 per share
   year to date                                                                                                (557,356)

Purchase of 64,476 shares of treasury stock
                                                                                              (961,383)        (961,383)
Issuance of 25,763 shares of treasury stock upon
 exercise of options                                                                           282,115          250,159
Tax effect on stock plans                                                                                         2,644
12,549 shares committed to be released under ESOP                                                               181,495
Amortization of RRP contributions                              6,478                                              6,478
                                                       -------------       ---------     -------------     ------------
Balance at September 30, 2002                                $(6,077)        $45,365      $(15,135,079)     $26,334,983
                                                       =============       =========     =============     ============


                 See accompanying notes to financial statements


                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2002 and 2001


                                                                                         Nine months ended
                                                                                           September 30,
                                                                                      2002                2001
                                                                                            (Unaudited)
Cash flows from operating activities
      Net income                                                                 $  1,107,522       $  1,439,092
      Adjustments to reconcile net income
        to net cash from operating activities
           Depreciation and amortization                                              338,725            302,911
           Provision for loan losses                                                  582,300            385,000
           Net (gain) loss on sale of:
             Foreclosed real estate and repossessed assets                            100,070             (1,137)
             Loans held for sale                                                     (179,094)          (139,048)
             Securities available for sale                                             10,535                 --
           Originations of loans held for sale                                     (7,417,747)        (8,308,965)
             Proceeds from loans sold                                               7,149,043          7,933,213
           Reduction of obligation under ESOP                                         181,495            161,266
           Amortization of RRP                                                          6,478              6,478
           Net change in:
                Other assets                                                         (204,771)           (92,023)
                Accrued interest receivable                                            41,470            182,763
                Accrued expenses and other liabilities                                449,841            268,156
                                                                                 ------------       ------------
                     Total adjustments                                              1,058,345            698,614
                                                                                 ------------       ------------
                          Net cash from operating activities                        2,165,867          2,137,706
 ash flows from investing activities
      Purchases of securities available for sale                                  (21,105,114)       (18,492,982)
      Proceeds from maturities and principal payments of:
           securities available for sale                                           11,651,656         16,963,405
           securities held to maturity                                                 81,000             77,000
      Proceeds from sale of securities available for sale                           1,405,188                 --
      Purchases of loans                                                           (2,005,427)           (79,997)
      Net change in loans                                                           5,910,678         22,508,139
      Proceeds from sale of participation loans                                            --          1,150,000
      Proceeds from sale of foreclosed real estate and repossessed vehicles           535,186            957,209
      Expenditures on premises and equipment                                         (101,438)          (218,730)
      Proceeds from sale of premises and equipment                                      8,143                 --
                                                                                 ------------       ------------
           Net cash from investing activities                                      (3,620,128)        22,864,044

Cash flows from financing activities
      Net change in deposits                                                      (13,647,681)        (3,984,449)
      Advances from FHLB                                                            2,000,000         29,000,000
      Repayment of FHLB advances                                                           --        (31,399,663)
      Payments of demand notes                                                             --           (125,000)
      Net change in other borrowed funds                                           (4,767,466)           744,145
      Dividends paid                                                                 (557,356)          (545,115)
      Purchase of treasury stock                                                     (961,383)        (1,520,494)
      Sale of treasury stock                                                          252,803            266,948
                                                                                 ------------       ------------
           Net cash from financing activities                                     (17,681,083)        (7,563,628)
                                                                                 ------------       ------------
Net change in cash and cash equivalents                                           (19,135,344)        17,438,122

Cash and cash equivalents at beginning of period                                   26,291,732          6,576,266
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $  7,156,388       $ 24,014,388
                                                                                 ============       ============
                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2002 and 2001




                                                                               Nine months ended
                                                                                 September 30,
                                                                             2002             2001
                                                                             ----             ----
                                                                                   (Unaudited)
Cash paid for:
      Interest                                                             $6,126,122      $8,394,665
      Income taxes                                                            408,800         756,000
Non-cash transactions:
      Obligation relative to investment in limited partnership                500,000              --
      Transfer from loans to other real estate and repossessed assets         528,348         502,446


                 See accompanying notes to financial statements

                        NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 2002 and 2001 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issuance of any dilutive potential common shares.


                                                               Three months ended              Nine months ended
                                                                   September 30,                  September 30,
                                                                2002            2001           2002           2001
                                                                ----            ----           ----           ----

Earnings Per Share
  Net income available to common shareholders               $  430,412      $  531,154      $1,107,522      $1,439,092
  Weighted average common shares outstanding, net
      of unallocated ESOP and non-vested RRP shares          1,438,787       1,521,506       1,452,981       1,556,299
                                                            ==========      ==========      ==========      ==========
      Basic earnings per  Share                             $     0.30      $     0.35      $     0.76      $     0.92

Earnings Per Share Assuming Dilution
   Net income available to common shareholders              $  430,412      $  531,154      $1,107,522      $1,439,092
   Weighted average common shares outstanding for
        basic earnings per share                             1,438,787       1,521,506       1,452,981       1,556,299
   Add: dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                      16,095          15,553          41,680          33,641
                                                            ----------      ----------      ----------      ----------
   Weighted average and dilutive common shares
      outstanding                                            1,454,882       1,537,059       1,494,661       1,589,940
                                                            ==========      ==========      ==========      ==========
       Diluted earnings per share                           $     0.30      $     0.35      $     0.74      $     0.91


NOTE 3 - SUBSEQUENT EVENT - CASH DIVIDENDS

On October 31, 2002 the Board of Directors of Northeast Indiana Bancorp, Inc. declared a quarterly cash dividend of $.13 per share. The dividend will be paid on November 27, 2002 to shareholders of record on November 14, 2002. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $196,000.

                                  (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002
--------------------------------------------------------------------------------


NOTE 4 - STOCK REPURCHASE PROGRAM

On March 28, 2002, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program was to include up to 76,649 shares. During the quarter ended September 30, 2002 there were 37,800 shares repurchased at an average price of $15.45. This leaves approximately 32,000 shares still available to be repurchased under the current program.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet certain minimum capital-to-asset requirements. The following table summarizes, as of September 30, 2002, the capital requirements for First Federal under federal regulatory agencies and First Federal's actual capital ratios. As of September 30, 2002, First Federal substantially exceeded all current regulatory capital standards, and is considered to be "well capitalized" under current regulatory guidelines.

                                                                                               Minimum Required To Be
                                                                    Minimum Required For     Well Capitalized Under
                                            Actual               Capital Adequacy Purpose     Prompt Corrective Action
                                                                                                    Regulations
                                    Amount          Ratio         Amount         Ratio         Amount           Ratio
                                    ------          -----         ------         -----         ------           -----
                                                                 (Dollars in thousands)
Total Capital
(to risk weighted assets)           $25,829         18.3%         $11,324          8.0%         $14,156           10.0%


Tier 1 (core) capital (to risk
weighted assets)                     24,610         17.4%           5,662          4.0%           8,493            6.0%

Tier 1(core) capital (to adjusted
total assets)                        24,610         11.1%           8,905          4.0%          11,132            5.0%


Tier 1 (core) capital (to average
assets)
                                     24,610         10.6%           9,301          4.0%          11,626            5.0%

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTHERSHIPS

These represent the Company's investments in affordable housing projects for the primary purpose of available tax benefits. They are accounted for using the cost method of accounting. The excess of the carrying amount of the investment over its estimated residual value is amortized during the periods in which associated tax credits are allocated to the investor. The annual amortization of the investment is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to the Company. These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. If impaired, the investments are reported at discount amounts. The Company's involvement in these types of investments is for tax planning purposes only and as such, the Company is not involved in the management or operation of such investments. At September 30, 2002, the Company had four such investments. The last investment, in the amount of $500,000, was committed but not funded as of the end of the period. The obligation is included in borrowed funds in the consolidated balance sheet as of September 30, 2002.


NOTE 7 - RECLASSIFICATIONS

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

                         NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. As of September 30, 2002, Northeast Indiana Bancorp had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST AND FINANCIAL SERVICES

During calendar 1998, First Federal established a trust department that began operations in the fourth quarter. At the end of September 30, 2002, approximately $41.4 million in Trust Assets were held under management compared to $30.4 million as of September 30, 2001. This represents a 36.0% increase between periods. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Although the trust and brokerage service operations have had a slight negative impact to net income thus far, management continues to believe the additional value of these types of services to customers will be rewarded with future profitability.

                                    Continued
                                                                               9

                         NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $15.4 million or 6.5% from $238.4 million at December 31, 2001 to $223.0 million at September 30, 2002. This decrease was due primarily to a decrease in cash and cash equivalents and net loans receivable offset in part by an increase in securities available for sale. The funds were utilized to pay off wholesale time deposits at maturity in an effort to reposition the Company's liabilities, and to invest in securities available-for-sale to increase interest-earning yields in exess of overnight fund yields.

Net loans receivable decreased $5.0 million or 3.1% from $162.8 million at December 31, 2001 to $157.8 million at September 30, 2002. The decrease in loans during the first nine months of 2002 was primarily in the mortgage portfolio as the low interest rate environment has continued to drive a refinance mentality. First Federal originated and sold $7.4 million in residential mortgages into the secondary market with servicing retained during the first nine months of the current year. Management continues to feel that these sales are prudent in the current interest rate environment and should minimize future interest rate risk when compared to originating and holding fixed rate mortgages. Allowance for loan losses has increased approximately $157,000 through the nine months ended September 30, 2002 and is discussed in more detail under Non-performing Assets and Allowance for Loan Losses. Securities available-for-sale increased approximately $8.1 million or 20.6% from $39.4 million to $47.5 million for the nine month period ended September 30, 2002. Management has continued to examine alternative uses of funds to increase investment yields over the current fed funds target rate. Investments in limited liability partnerships increased $365,000 during the current nine month period as the company became involved in a new low income housing project. The new investment of $500,000 was partially offset by amortization recognized on the three existing similar investments. Management believes the tax benefit associated with the amortization combined with tax credits available on these investments continue to be beneficial to the Company.

Borrowed funds have been reduced by $2.3 million primarily by a reduction of $4.8 million in securities sold under repurchase agreements to local municipalities offset in part by an increase of $2.5 million in FHLB advances and other borrowings. Total deposits decreased by $13.6 million from $137.0 million at December 31, 2001 to $123.4 million at September 30, 2002. This decrease is primarily in the jumbo time deposit area as the Company has continued in efforts to reposition its liabilities.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $430,000 or $0.30 per diluted share and $1.1 million or $0.74 per diluted share for the three and nine months ended September 30, 2002 compared to $531,000 or $0.35 per diluted share and $1.4 million or $0.91 per diluted share for the three and nine months ended September 30, 2001.

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS (Continued)

Net interest income was relatively unchanged at $1.6 million for both three months ended September 30, 2002 and 2001. Net interest income decreased $218,000 to $4.8 million or 4.4% for the nine months ended September 30, 2002 compared to $5.0 million for the same period in 2001. Interest income for the quarter decreased $731,000 to $3.6 million for September 30, 2002 compared to $4.3 million for September 30, 2001. Interest income for the nine months ended September 30, 2002 was $10.9 million compared to $13.4 million for the nine months ended September 30, 2001 a decrease of $2.5 million or 18.7%. Of the $2.5 million decrease, 45.2% of the variance is attributed to decreases in volume while 54.8% of the variance is related to lower rates. For the third quarter, interest expense decreased $709,000 to $1.9 million for the quarter ended September 30, 2002 compared to $2.6 million for the quarter ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 was $6.1 million, a decrease of $2.2 million when compared to $8.3 million expensed for the same period ended September 30, 2001. This substantial decrease is primarily due to deposits repricing at lower rates, but also related to lower average balances between periods. During the nine months ended September 30, 2002, First Federal has reduced its funding reliance on wholesale jumbo time deposits in an effort to reposition its liabilities.

Provisions for loan losses increased by $65,000 to $190,000 for the three months ended September 30, 2002 compared to $135,000 for the quarter ended September 30, 2001. In addition, the provision for loan losses was $582,000 for the nine months ended September 30, 2002, an increase of 51.2% or $197,000 compared to the $385,000 provision for loan losses in the year earlier period. The increases to provisions are discussed in more detail under the Non-performing Assets and Allowance for Loan Losses section of this filing.

Non-interest income decreased to $330,000 for the three months ended September 30, 2002 compared to $354,000 for the comparable period in 2001. This decrease was due to decreases in loan servicing fees and increases in net losses on the sale of repossessed assets, partially offset by strong increases in net gains on the sale of loans held for sale and trust/brokerage fees. Loan servicing fees were impacted by increased mortgage servicing right write-downs due to heavy refinancing volume. The Company experienced net losses on the sale of foreclosed real estate and repossessed assets of $38,000 compared to net gains in the prior year period of $41,000 as management continued to take an aggressive position with delinquent borrowers coupled with declining used car market values. Net gains on the sale of loans held for sale saw an increase of $56,000 or 110.6% between three-month periods as fixed-rate refinancing reached high levels. Trust and brokerage fees increased primarily due to increased assets under management in the trust department of First Federal. Non-interest income decreased to $880,000 for the nine months ended September 30, 2002 compared to $940,000 for the nine months ended September 30, 2001. The decrease was related to the same events discussed above on the three-month comparison with the exception of a $11,000 net loss on the sale of two securities available-for-sale during the current nine-month period. Management reviewed the investment portfolio for systemic risks and identified these two securities as having extreme extension risk and price volatility in a rising rate environment.

                                   Continued
                                                                              11

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (Continued)

Non-interest expense increased to $1.2 million for the three months ended September 30, 2002 compared to $1.1 million for the quarter ended September 30, 2001. There was a one-time adjustment to employee benefits during the third quarter of the prior year, which reduced non-interest expense in that quarter. The remainder of the increase was primarily due to an increase of $15,000 in professional fees and an increase in other expenses of $65,000 between three-month periods. The increase in professional fees was related to increases in First Federal's collection activity and the legal fees associated with the same and the implementation of an outsourced internal audit function. The increase in other expenses was due to increased amortization on the new limited liability low income tax investment and other administrative expenses. Non-interest expense increased to $3.7 million for the nine months ended September 30, 2002 compared to $3.5 million for the corresponding period in 2001. This increase is primarily related to increases in salaries and employee benefits, professional fees, and other expense between the two nine-month periods.

Income tax expense decreased for the three and nine months ended September 30, 2002 by $131,000 and 323,000, respectively, when compared to the three and nine months ended September 30, 2001. These decreases were due to both lower taxable income compared to prior year periods and an increase in the available tax credits from First Federal's investment in low income housing projects. The Company's effective tax rate was 18.2% and 21.3% for the three and nine months ended September 30, 2002 compared to 29.9% and 30.2% for the three and nine months ended September 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

On October 1, 2002, the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions became effective." SFAS No. 147 may be early applied and supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.


                                    Continued

                        NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, Northeast Indiana Bancorp recorded provisions for loan losses in the amount of $190,000 and $582,000 for the three and nine months ended September 30, 2002 compared to $135,000 and $385,000 for the same periods ended September 30, 2001.

Even though non-performing loans have decreased to $6.7 million at September 30, 2002 from $6.9 million at December 31, 2001, First Federal experienced net loan charge-offs totaling $145,000 and $425,000 during the current quarter and nine month periods ended September 30, 2002 compared to $493,000 and $514,000 in the same periods ended September 30, 2001. These steady net charge-off levels combined with management's assessment of the adequacy of the allowance for losses were the primary reason for the increase in the loan loss provisions for both the three and nine months ended September 30, 2002 as compared to the year earlier periods. Management has also continued to become more strict with commercial loan grading and tracking to monitor the impact of the continued economic slowdown and conditions within the local economy.

Impaired loans at September 30, 2002 were $5.4 million compared to $5.9 million at December 31, 2001. Sequentially, impaired loans were $5.3 million at June 30, 2002 and $5.6 million at March 31, 2002. The net change in impaired loans of $100,000 between June 30, 2002 and September 30, 2002 was primarily due to more properties being added as impaired to a group of rental properties that were previously classified out of the commercial real estate portfolio. As of September 30, 2002, management has set aside approximately $892,000 in specific reserves against the balances of these impaired loans.


                                   Continued

                        NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

                                                      September 30   December 31
                                                         2002          2001

Non-accruing loans
   One-to-four family                                   $  788         $  442
   Commercial real estate                                4,771          5,085
   Consumer                                                652            440
   Commercial                                              444            267
                                                        ------         ------
Total                                                    6,655          6,919
                                                        ------         ------
Foreclosed assets
   One-to-four family                                       64             46
   Commercial real estate                                   96            173
   Commercial                                               --             --
                                                        ------         ------
Total                                                      160            219
                                                        ------         ------
Repossessed assets
                                                            48             38
   Consumer                                                  2             45
   Commercial
                                                        ------         ------
Total                                                       50             83
                                                        ------         ------
   Total non-performing assets                          $6,865         $7,221
                                                        ======         ======
   Total non-performing assets as a percentage
   of total assets                                        3.08%          3.03%
                                                        ======         ======



Total non-performing assets decreased from $7.2 million to $6.9 million or 3.1% of total assets at September 30, 2002 from 3.0% of total assets at December 31, 2001. At September 30, 2002, one borrower comprised $1.4 million or 20.3% of the $6.9 million in total non-performing assets. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time. In addition, $4.3 million in commercial real estate non-performing loans also includes $780,000 in loans secured by one-to-four family residential rental properties that were placed on non-accrual status at March 31, 2001 due to weakness in cash flows. Although the loans remain on non-accrual, First Federal now is receiving a majority of interest only payments on a cash basis.


                                   Continued
                                                                              14

                        NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The following table represents an analysis of the Company's allowance for loan losses for both the three and nine months ended September 30, 2002 and September 30, 2001:


                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                          2002                2001              2002               2001
                                                      ------------       ------------       ------------       ------------
Balance at beginning of period                        $  2,067,072       $  2,230,506       $  1,954,900       $  2,001,172

Charge-offs:
     One-to-four family                                         --             10,862             61,400             58,456
     Commercial                                                 --            348,830                 --            367,192
     Consumer                                              193,333            146,822            543,887            255,604
                                                      ------------       ------------       ------------       ------------
                                                           193,333            506,514            605,287            681,252
                                                      ------------       ------------       ------------       ------------
Recoveries:
     One-to-four family                                         --                 --                 --              2,500
     Commercial                                                 --              1,787             10,493            134,853
     Consumer                                               47,968             11,267            169,301             29,773
                                                      ------------       ------------       ------------       ------------
                                                            47,968             13,054            179,794            167,126
                                                      ------------       ------------       ------------       ------------

Net Charge-offs                                            145,365            493,460            425,493            514,126
Additions charged to operations                            190,000            135,000            582,300            385,000
                                                      ------------       ------------       ------------       ------------

Balance at end of period                              $  2,111,707       $  1,872,046       $  2,111,707       $  1,872,046
                                                      ============       ============       ============       ============

Ave. gross loans and loans HFS                        $166,132,353       $185,979,373       $166,212,841       $193,970,645
                                                      ------------       ------------       ------------       ------------

Ratio of net charge-offs during the period to
average loans outstanding during the period
(annualized)
                                                              0.35%              1.06%              0.34%              0.35%
------------------------------------------------      ------------       ------------       ------------       ------------
Average non-performing loans                          $  6,654,677       $  6,650,891       $  6,288,097       $  7,088,340
------------------------------------------------      ------------       ------------       ------------       ------------
Ratio of net charge-offs during the period to
average non-performing loans (annualized)
                                                              8.74%             29.68%              9.02%              9.67%
------------------------------------------------      ------------       ------------       ------------       ------------


LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, and a leverage ratio of core capital to total assets. At September 30, 2002, First Federal exceeded all regulatory capital standards. (See Note 5).


                                   Continued

                        NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At September 30, 2002, First Federal's risk based capital was $25.8 million or 18.3% of risk adjusted assets, which exceeds the $11.3 million and the 8.0% OTS requirement by $14.5 million and 10.3%. First Federal's core capital at September 30, 2002 is $24.6 million or 10.6% of average assets, which exceeds the OTS requirement of $9.3 million, and 4.0% by $15.3 million and 6.6%.

First Federal's primary sources of funds are deposits, FHLB advances, principal and interest payments of loans, income from operations, and sales and maturities of short-term investments. Deposit flows and mortgage payments are greatly influenced by general interest rates, economic conditions and competition.

First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity, and meet operating expenses. As of September 30, 2002, First Federal had commitments to originate loans and to fund open lines of credit totaling $14.2 million. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

First Federal, however, has grown substantially over the previous years and therefore its liquidity position has tightened as management has leveraged its capital. First Federal's liquidity position began to improve in 2001 and has continued the same trend in the current year due to the following: a decline in overall loan demand, the selling of new long-term fixed rate residential mortgage loans and the substantial reduction of wholesale jumbo time deposits. Management is satisfied with First Federal's current liquidity position and will continue to utilize measurement tools necessary to validate the adequacy of its liquidity position.

Northeast Indiana Bancorp's primary source of funds is from dividends paid from its wholly-owned subsidiary, First Federal. These dividends from First Federal require regulatory approval and are dependent on both First Federal's profitability and its ability to remain within regulatory capital guidelines, as discussed in more detail above. The Company has primarily used its capital resources to fund repurchases of its own stock, which is traded on the NASDAQ National Market under the ticker symbol of "NEIB". Management periodically reviews where NEIB shares are trading relative to the book value. When Northeast Indiana has satisfactory cash on hand, the stock is trading below book value, and to the extent that capital ratio's are not hindered, the Company has historically announced its intent to repurchase NEIB shares through open market purchases. In management's opinion, these repurchases help leverage Northeast Indiana Bancorp's remaining equity and tend to improve return on shareholder's equity. Such a repurchase program currently exists.

                        NORTHEAST INDIANA BANCORP, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

ITEM 3 CONTROLS AND PROCEDURES

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(C) and 15(D)-14(C)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
           None

ITEM 5 -  OTHER INFORMATION
           None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                Exhibit 99.1 and Exhibit 99.2 - Certification Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

           (1)  July 16, 2002 Announcing Second Quarter Earnings for 2002

           (2)  July 31, 2002 Announcing Cash Dividend

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHEAST INDIANA BANCORP, INC.


        Date:  November 14, 2002       By: /s/ Stephen E. Zahn
                                           -------------------------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


        Date:  November 14, 2002      By:  /s/ Randy J. Sizemore
                                           -------------------------------------
                                           Randy J. Sizemore
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Stephen E. Zahn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northeast Indiana Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    /s/ Stephen E. Zahn
                                           -------------------------------------
                                           Stephen E. Zahn
                                           President and Chief Executive Officer

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Randy J. Sizemore, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northeast Indiana Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                          /s/ Randy J. Sizemore
                                                 ------------------------------
                                                 Randy J. Sizemore
                                                 Chief Financial Officer