Form 10-K
NORTHEAST INDIANA BANCORP INC
filed 2003-03-27
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                   to
                                          -----------------    -----------------

                         Commission File Number 0-26012

                         NORTHEAST INDIANA BANCORP, INC.
                 (Name of small business issuer in its charter)

            Delaware                                     35-1948594
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

648 North Jefferson Street, Huntington, Indiana                            46750
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X|. NO |_|.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Our revenues for the most recent fiscal year: $15.8 million

     The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked price of such stock as of March 10, 2003, was $18.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate.)

     As of March 10, 2003, there were 1,483,909 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2002. Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format: YES |_|;  NO |X|

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

           At December 31, 2002, we had $225.0 million of assets and stockholders' equity of $26.6 million (or 11.8% of total assets).

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

           Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. We also originate commercial real estate, construction, consumer and commercial business loans. We have in the past purchased a limited number of loans and equipment leases. At December 31, 2002, substantially all of the real estate mortgage loans, including commercial and multi-family, were secured by properties located in our market area. We also invest in obligations of states and political subdivisions, mutual funds and other permissible investments.

           We offer traditional trust services, including but not limited to, revocable living trusts, testamentary trusts, investment agency relationships, estate administration, guardianships, and custodial accounts. The professionals in our trust department have collectively over 30 years of banking and investments experience.

           Our revenues are derived principally from interest on loans, investment and other securities and service fee income. We do not originate loans to fund leveraged buyouts, and have no loans to foreign corporations or governments. While we generally solicit deposits only in our primary market area, at December 31, 2002, we had $6.3 million in brokered deposits. This represents a decline of $3.8 million or 37.6% from the $10.1 million in brokered deposits reported at December 31, 2001.

           Our executive offices are located at 648 North Jefferson Street, Huntington, Indiana 46750, and our telephone number at that address is (260) 356-3311.

Market Area

           Our office is located at 648 North Jefferson Street in Huntington, Indiana. The City of Huntington is located in Huntington County, Indiana, and 25 miles southwest of Fort Wayne, Indiana. The City of Huntington is the County Seat of Huntington County and has a population of approximately 17,500. Along with an agricultural base, the major employers in Huntington County are engaged in the light manufacturing, education and health care industries and include the following: United Technologies, CFM Majestic, Wabash/Optek Sensor Group, Bendix Commercial Vehicle System Co., Dana Corporation, Hayes Lemmerz, Square D, Good Humor-Breyers Ice Cream, Our Sunday Visitor, Huntington County Community School Corporation and Parkview-Huntington Hospital.

Lending Activities

           Our loan portfolio consists primarily of conventional, first mortgage loans secured by one-to four-family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans, construction or development loans and loans secured by multi-family real estate. At December 31, 2002, gross loans outstanding totaled $158.8 million, of which $86.5 million or 54.47% were one-to four-family residential mortgage loans. Of the one-to four-family mortgage loans outstanding at that date, 65.24% were fixed-rate loans, and 34.76% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $23.2 million, of which 91.69% were fixed-rate loans and 8.31% were adjustable-rate loans. Also at that date, construction or development loans totaled $6.1 million or 3.82% of the total loan portfolio, 31.46% of which were adjustable-rate loans. At December 31, 2002, commercial business loans totaled $19.3 million or 12.13% of the total loan portfolio, of which 39.05% were fixed-rate loans and 60.95% were adjustable-rate loans.

           At December 31, 2002, the balance of our consumer loans consisted of $23.8 million of loans, which represented 14.97% of the gross loan portfolio. Of the consumer loans outstanding, 69.08% were fixed-rate loans and 30.92% were adjustable-rate loans.

           The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2002, the maximum amount, which First Federal could have lent to any one borrower and the borrower's related entities, was approximately $3.9 million. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2002, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship at December 31, 2002 was $2.6 million in loans to one borrower secured by real estate, inventory, accounts receivable and equipment.

           Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                           December 31,
                                           ----------------------- -------------------------- -------------------------
                                                    2002                     2001                        2000
                                           ---------- ------------ ------------- ------------ ------------- -----------
                                            Amount      Percent       Amount     Percent         Amount       Percent
                                            ------      -------       ------     -------         ------       -------
                                                                      (Dollars in Thousands)
Real Estate Loans
One- to four-family.........................  $86,489    54.47%         $95,777      57.03%       $117,683       57.61%
Multi-family................................    3,709     2.34            3,625       2.16           4,377        2.14
Commercial..................................   19,482    12.27           20,199      12.03          24,519       12.00
Construction or development.................    6,074     3.82            6,363       3.79           7,188        3.52
                                                -----     ----            -----      -----           -----        ----
   Total real estate loans..................  115,754    72.90          125,964      75.01         153,767       75.27
                                              -------    ------         -------      -----         -------       -----

Other Loans:
Consumer Loans:
Deposit account.............................      127      .08               34        .02              53        0.03
Automobile..................................   10,409     6.55           12,788       7.61          14,098        6.90
Home equity.................................    6,140     3.87            5,821       3.47           6,961        3.41
Home improvement............................    1,472      .93            2,791       1.66           1,251        0.61
Other.......................................    5,620     3.54            6,277       3.74           7,422        3.63
                                                -----     ----            -----       ----           -----       -----
   Total consumer loans.....................   23,768    14.97           27,711      16.50          29,785       14.58
                                               ------    -----           ------      -----          ------       -----
Commercial business loans...................   19,263    12.13           14,259       8.49          20,730       10.15
                                               ------    -----           ------       ----          ------       -----
   Total loans..............................  158,785   100.00%         167,934     100.00%        204,282      100.00%
                                                        =======                     =======                    =======

Less:
Undisbursed portion of construction loans       1,455                     2,217                      1,745
Loans in process............................      318                       641                        156
Deferred fees and discounts.................      316                       291                        229
Allowance for loan losses...................    2,136                     1,955                      2,001
                                                -----                     -----                      -----
Total loans receivable, net................. $154,560                  $162,830                   $200,151
                                             ========                  ========                   ========

                                                                    December 31,
                                                ----------------------------------------------------
                                                        1999                         1998
                                                ------------- ---------- --------------- -----------
                                                  Amount       Percent       Amount        Percent
                                                  ------       -------       ------        -------
                                                               (Dollars in Thousands)
Real Estate Loans
One- to four-family.........................        $119,283     55.50%        $113,919       59.66%
Multi-family................................           3,779      1.76            2,908        1.52
Commercial..................................          24,471     11.39           16,514        8.65
Construction or development.................          12,613      5.87           11,365        5.95
                                                      ------      ----           ------        ----
   Total real estate loans..................         160,146     74.52          144,706       75.78
                                                     -------     -----          -------       -----

Other Loans:
Consumer Loans:
Deposit account.............................              47      0.02              146        0.08
Automobile..................................          15,442      7.18           12,248        6.41
Home equity.................................           6,366      2.96            5,206        2.73
Home improvement............................             805      0.37              742        0.39
Other.......................................           7,935      3.70            6,521        3.41
                                                       -----    ------            -----      ------
   Total consumer loans.....................          30,595     14.23           24,863       13.02
                                                      ------    ------           ------      ------
Commercial business loans...................          24,184     11.25           21,393       11.20
                                                      ------     -----           ------       -----
   Total loans..............................         214,925    100.00%         190,962      100.00%
                                                                =======                      =======

Less:
Undisbursed portion of construction loans              4,088                      2,800
Loans in process............................             443                        663
Deferred fees and discounts.................             233                        139
Allowance for loan losses...................           1,766                      1,454
                                                       -----                      -----
Total loans receivable, net.................        $208,395                   $185,906
                                                    ========                   ========

           The following table shows the composition of our loan portfolio by fixed-and adjustable-rate at the dates indicated.

                                                                                            December 31,
                                            ------------------------------ ---------------------------- ---------------------------
                                                        2002                          2001                         2000
                                            ------------------------------ ---------------------------- ---------------------------
                                                Amount         Percent        Amount        Percent        Amount       Percent
                                                ------         -------        ------        -------        ------       -------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  One- to four-family..................         $ 56,424         35.54%       $ 56,043       33.37%         $ 58,485       28.63%
  Multi-family.........................            3,594          2.26           2,732        1.63             2,514        1.23
  Commercial...........................           17,670         11.13          18,097       10.78            19,835        9.71
  Construction or development..........            4,163          2.62           4,714        2.81             1,972        0.97
                                                --------        ------        --------      ------          --------      ------
     Total real estate loans...........           81,851         51.55          81,586       48.59            82,806       40.54
                                                --------        ------        --------      ------          --------      ------
Consumer...............................           16,419         10.34          19,325       11.51            21,005       10.28
Commercial business....................            7,523          4.74           6,999        4.17             9,408        4.61
                                                --------        ------        --------      ------          --------      ------
     Total fixed-rate loans............          105,793         66.63         107,910       64.27           113,219       55.43

Adjustable-Rate Loans:
Real estate:
  One- to four-family..................           30,065         18.94          39,734       23.66            59,198       28.98
  Multi-family.........................              115           .07             893        0.53             1,863        0.91
  Commercial...........................            1,812          1.14           2,102        1.25             4,684        2.29
  Construction or development..........            1,911          1.20           1,649        0.98             5,216        2.55
                                                --------        ------        --------      ------          --------      ------
     Total real estate loans...........           33,903         21.35          44,378       26.42            70,961       34.74
                                                --------        ------        --------      ------          --------      ------
Consumer...............................            7,349          4.63           8,386        4.99             8,780        4.30
Commercial business....................           11,740          7.39           7,260        4.32            11,322        5.54
                                                --------        ------        --------      ------          --------      ------
     Total adjustable-rate loans.......           52,992         33.37          60,024       35.73            91,063       44.58
                                                --------        ------        --------      ------          --------      ------
     Total loans.......................          158,785        100.00%        167,934      100.00%          204,282      100.00%
                                                                =======                     =======                      =======

Less:
Undisbursed portion of construction
  loans................................            1,455                         2,217                         1,745
Loans in process.......................              318                           641                           156
Deferred fees and discounts............              316                           291                           229
Allowance for loan losses..............            2,136                         1,955                         2,001
                                                --------                      --------                      --------
    Total loans receivable, net........         $154,560                      $162,830                      $200,151
                                                ========                      ========                      ========

           The following schedule illustrates the interest rate sensitivity of our loan portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                       Real Estate
                   -------------------------- ---------------------------- ----------------------------

                     One- to Four-Family    Multi-family and Commercial   Construction or Development           Consumer
                   -----------------------  ---------------------------  ----------------------------  ---------------------------
                                Weighted                   Weighted                      Weighted                      Weighted
                    Amount    Average Rate   Amount      Average Rate       Amount     Average Rate      Amount       Average Rate
                   --------  -------------  --------    --------------   ------------  -------------    ---------    -------------
                                                               (Dollars in Thousands)
Due During the
Period Ending
December 31,
2003.............   $ 3,126       7.13%      $   883        9.17%          $ 4,954        7.35%          $ 5,061          8.92%
2004 and 2005....       431       8.35            69        8.70                --          --             4,878          8.98
2006 and 2007....     2,835       7.30         2,770        8.70                --          --             6,688          8.10
2008 to 2012.....    14,139       7.66         8,691        7.69                --          --             6,452          7.04
2013 to 2032.....    65,958       6.92        10,778        8.02             1,120        7.14               689          7.98
                    -------                  -------                       -------                       -------
                    $86,489       7.07%      $ 23,191       8.02%          $ 6,074        7.30%          $23,768          8.16%
                    =======                  ========                      =======                       =======


                            Commercial                      Total
                             Business
                    ---------------------------- ----------------------------
                                    Weighted                     Weighted
                    Amount        Average Rate   Amount        Average Rate
                    ------------- -------------- ------------- --------------
                                    (Dollars in Thousands)

Due During the
Period Ending
December 31,
2003.............    $  4,766          6.53%      $  18,790          7.10%
2004 and 2005....       4,786          5.56          10,164          7.34
2006 and 2007....       3,096          6.85          15,389          7.81
2008 to 2012.....       1,966          7.68          31,248          7.54
2013 to 2032.....       4,649          5.96          83,194          7.02
                      -------                      --------
                      $19,263          6.32%       $158,785          7.23%
                      =======                      =======

           The total amount of loans due after December 31, 2003 which have predetermined interest rates is $95.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $44.1 million.

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

           ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by our marketing efforts, our present customers, walk-in customers and referrals from real estate brokers. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At December 31, 2002, one- to four-family residential mortgage loans totaled $86.5 million, or 54.47%, of the gross loan portfolio.

           We currently offer fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 2002, we originated $31.4 million of fixed-rate loans and $5.7 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.

           We offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. We originate adjustable-rate mortgage loans with terms of up to 30 years. We offer one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the United States Treasury. Increases or decreases in the interest rate of our adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year adjustable rate mortgage product has limits of 4.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 2002, the total balance of one- to four-family adjustable-rate loans was $30.1 million or 18.94% of our gross loan portfolio.

           We also offer fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2002, the total balance of one- to four-family fixed-rate loans was $56.4 million or 35.54% of our gross loan portfolio.

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

           The loans currently originated by us are typically underwritten and documented pursuant to the guidelines of Freddie Mac. Under our current policy, we originate and hold all adjustable-rate mortgage loans and most 10 through 20 year fixed rate mortgages in the portfolio while selling conforming fixed rate mortgages with terms in excess of 20 years.

           COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. We have also engaged in commercial and multi-family real estate lending in our market area. At December 31, 2002, we had $19.5 million and $3.7 million of commercial and multi-family real estate loans, which represented 12.27% and 2.34%, of the gross loan portfolio.

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

           CONSTRUCTION OR DEVELOPMENT LENDING. At December 31, 2002, we had $6.1 million of construction or development loans. We offer loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 2002, we had $4.2 million and $1.9 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 2.62% and 1.20%, respectively, of our gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

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

           A significant component of our consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed five and a half years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 2002, automobile loans totaled $10.4 million or 6.55% of the gross loan portfolio. Of this amount, approximately $3.9 million or 37.50% and $6.5 million or 62.50% were originated on a direct and indirect basis, respectively.

           We also originate fixed rate second mortgages and adjustable rate home equity line of credit loans. Home equity and second mortgage loans secured by mortgages, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value (where we have the first mortgage) of the property securing the loan or 80% or less of appraised value (where we do not have the first mortgage) or 75% or less of appraised value (where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 2002, home equity and second mortgage loans, most of which are secured by mortgages, amounted to $6.1 million and $1.5 million, which represented 3.87% and .93% of the gross loan portfolio.

           At December 31, 2002, the consumer loan portfolio totaled $23.8 million, or 14.97% of our gross loan portfolio. At December 31, 2002, approximately 69.08% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 30.92% were adjustable rate consumer loans.

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

           Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2002, $510,000 of our consumer loans were non-performing, representing .32% of the gross loan portfolio.

           The $510,000 of non-performing consumer loans includes $235,000 that represented the present value of individual lease contracts and their residual value that were received from the foreclosure of a commercial borrower in the fourth quarter of 2000. The present value of $235,000 at December 31, 2002 has been reduced from $685,000 of present value of the collateral at December 31, 2001. The present value of the leases and contracts was $1.5 million at December 31, 2000.

           COMMERCIAL BUSINESS LENDING. We also originate commercial business loans and purchase commercial leases. At December 31, 2002 approximately $19.3 million, or 12.13% of our gross loan portfolio was commercial business lending. The largest commercial business loan at this date was a combination real estate and equipment loan of $2.6 million to a foundry operation.

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

           While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 2002, we originated $57.2 million in fixed-rate loans and $29.0 million in adjustable rate loans.

           One- to four-family loan originations increased for the year to $37.1 million in 2002 from $27.0 million in 2001, reflecting the drop in mortgage rates resulting in an increase in refinancing during 2002.

           We have purchased loans from time to time from other Indiana Financial Institutions with whom we have developed a comfort level. These purchases are typically secured by commercial real estate or leased equipment and help in managing First Federal's loan diversity and overall asset liability management. Management imposes similar underwriting standards to these purchases that would apply to its own originations. During the year ended December 31, 2002, First Federal purchased $3.5 million in loans from other financial institutions.

           First Federal began selling conforming long term fixed rate mortgages to Freddie Mac during 2000. The intent was to both improve First Federal's sensitivity to interest rate risk and to provide another source of liquidity. We additionally have sold participations in our own loan originations on occasion to other financial institutions. The purpose of such sales would be to decrease First Federal's concentration risk with any single borrower. During the year ended December 31, 2002, First Federal originated $18.9 million in conforming fixed rate mortgages that were sold to Freddie Mac. There were no participation loans sold during the same time frame.

ASSET QUALITY

           The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2002. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                Loans Delinquent For:
                                     ------------------------------------------------------------
                                              30 to 89 Days               90 Days and Over             Total Delinquent Loans
                                     -----------------------------  -----------------------------   -------------------------------
                                                       Percent of                      Percent of                      Percent of
                                                          Loan                            Loan                            Loan
                                     Number    Amount   Category    Number    Amount    Category    Number    Amount    Category
                                     ------   -------- ----------   ------   --------  ----------   ------   --------  -----------
                                                                       (Dollars in Thousands)
Real Estate:
One- to four-family...............     16     $  708      0.82%        8      $  495       0.57%       24     $1,203      1.39%
Multi-family......................     --        ---      0.00       ---         ---       0.00       ---        ---      0.00
Commercial........................      3        135      0.69       165       4,500      23.10       168      4,635     23.79
Construction or development.......      1         64      1.05         1         506       8.33         2        570      9.38
Consumer..........................     68        428      1.80        72         510       2.15       140        938      3.95
Commercial Business...............      1          3      0.02         2         207       1.07         3        210      1.09
                                       --     ------      ----       ---      ------      -----       ---     ------     -----
Total.............................     89     $1,338      0.84%      248      $6,218       3.92%      337     $7,556      4.76%
                                       ==     ======      ====       ===      ======      =====       ===     ======     =====

           When a borrower fails to make a required payment on a loan, we contact the borrower in an attempt to cure the delinquency. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed, and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will be referred to our legal counsel for collection. In all cases, if we believe that collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, we may refer loans for collection even sooner than the 90 days described above.

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

                                                                                 December 31,
                                            ---------------------------------------------------------------------------------------
                                                 2002         2001           2000           1999             1998
                                            ---------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Non-accruing loans:
   One- to four-family..................       $   495       $   442        $  608        $   339          $   149
   Multi-family.........................            --            --            29             22               --
   Commercial real estate...............         4,500         5,085           708            247              614
   Construction or  development.........           506            --           472            683               --
   Consumer.............................           510         1,125         1,691            186              107
   Commercial business..................           207           267           198            233              338
                                               -------       -------        ------        -------          -------
      Total.............................         6,218         6,919         3,706          1,710            1,208
                                               =======       -------        ------        -------          -------

Foreclosed assets:
   One- to four-family..................           420            46           ---             49               58
   Commercial and land..................            96           173           185             --               52
                                               -------       -------        ------        -------          -------
      Total.............................           516           219           185             49              110
                                               -------       -------        ------        -------          -------

Repossessed assets:
   Consumer and commercial..............            12            83           539             14               10
                                               -------       -------        ------        -------          -------
      Total.............................            12            83           539             14               10
                                               -------       -------        ------        -------          -------

Total non-performing assets.............       $ 6,746       $ 7,221        $ 4,430       $ 1,773          $ 1,328
                                               =======       =======        =======       =======           ======
Total as a percentage of total assets             3.00%         3.03%          1.79%         0.70%            0.63%
                                                  ====          ====           ====          ====             ====

           Total non-performing assets decreased from $7.2 million at December 31, 2001 to $6.7 million at December 31, 2002. At December 31, 2002, one borrower comprised $1.4 million or 20.8% of the $6.7 million in total non-performing assets. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time. In addition, there is a related group of borrowers whose loans in the aggregate total $2.6 million or 38.5% of the $6.7 million in total non-performing assets. The primary collateral on this group is 1-4 family residential rental properties. Management has already established specific reserves to cover potential losses related to this group of borrowers and does not anticipate any further losses at this time.

           For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $489,000, of which $365,000 was included in interest income.

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

           In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2002, we had classified $5.4 million of our assets, net of specific reserves, as substandard, representing 20.3% of the stockholders' equity or 2.4% of total assets. These figures represent improvements over December 31, 2001 substandard classified assets, net of specific reserves, of $6.7 million, representing 25.5% of stockholders' equity or 2.8% of total assets.

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

           Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 2002, we had a total allowance for loan losses of $2.1 million or 34.4% of non-performing loans. See Note 3 of the Notes to Consolidated Financial Statements in our Annual Report to Shareholders for the year ended December 31, 2002, attached hereto as Exhibit 13 (Annual Report to Shareholders).

           The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                          December 31,
                              ------------------------------------------------------------------------------------------------------
                                            2002                              2001                                  2000
                              --------------------------------  ----------------------------------  --------------------------------
                                                     Percent                           Percent of                          Percent
                                                     of Loans                           Loans in                           of Loans
                                Amount    Loan       in Each      Amount                  Each                             in Each
                               of Loan   Amounts     Category    of Loan      Loan      Category   Amount of    Loan       Category
                                 Loss      by        to Total      Loss    Amounts by   to Total   Loan Loss  Amounts by   to Total
                              Allowance  Category     Loans     Allowance   Category      Loans    Allowance   Category      Loans
                              ---------  ----------  ---------  ---------  ----------  ----------  ---------  ----------  ----------
                                                                        (Dollars in Thousands)
One- to four-family........   $   112     $ 86,489     54.47%     $   108   $ 95,777     57.03%     $  172    $ 117,683     57.61%
Multi-family...............         7        3,709      2.34            6      3,625      2.16           9        4,377      2.14
Commercial real estate.....       986       19,482     12.27          825     20,199     12.03         595       24,519     12.00
Construction or
  development..............         8        6,074      3.82            8      6,363      3.79         182        7,188      3.52
Consumer...................       380       23,768     14.97          535     27,711     16.50         608       29,785     14.58
Commercial business........       643       19,263     12.13          473     14,259      8.49         435       20,730     10.15
Unallocated................        --           --        --           --         --        --         212           --        --
                              -------     --------    ------      ------     -------    ------      ------     --------    ------
   Total...................   $ 2,136     $158,785    100.00%     $ 1,955    $167,934   100.00%     $ 2,001    $204,282    100.00%
                              =======     ========    =======     =======    ========   =======     =======    ========    =======

                                                               December 31,
                              ----------------------------------------------------------------------
                                             1999                             1998
                              ----------------------------------  ----------------------------------

                                                      Percent of                          Percent
                                                       Loans in                           of Loans
                                 Amount                  Each                             in Each
                                of Loan      Loan      Category   Amount of    Loan       Category
                                  Loss    Amounts by   to Total   Loan Loss  Amounts by   to Total
                               Allowance   Category      Loans    Allowance   Category      Loans
                               ---------  ----------  ----------  ---------  ----------  ----------
                                                        (Dollars in Thousands)
One- to four-family........    $   278     $119,283     55.50%     $  266    $ 113,919      59.66%
Multi-family...............         35        3,779      1.76          27        2,908       1.52
Commercial real estate.....        272       24,471     11.39         204       16,514       8.65
Construction or
  development..............        284       12,613      5.87         278       11,365       5.95
Consumer...................        273       30,595     14.23         183       24,863      13.02
Commercial business........        413       24,184     11.25         305       21,393      11.20
Unallocated................        191           --        --          --           --         --
                               -------     --------    ------      ------     ---------    ------
   Total...................    $ 1,767     $214,925    100.00%     $ 1,454    $ 190,962    100.00%
                               =======     ========    ======      =======    =========    =======

           The following table sets forth an analysis of the allowance for loan losses.

                                                                                Year Ended December 31,
                                                        ------------------------------------------------------------------------
                                                            2002          2001          2000           1999           1998
                                                        ------------  ------------  ------------   -----------    ------------
                                                                             (Dollars in Thousands)
Balance at beginning of period                            $ 1,955       $ 2,001        $ 1,767        $ 1,454        $ 1,194

Charge-offs:
   One- to four-family.............................            --            58              1              1             47
   Commercial real estate..........................           109            --             --             --             --
   Commercial......................................            --           392          1,150             26             --
   Consumer........................................           727           385            259            159             99
                                                          -------       -------        -------        -------        -------
                                                              836           835          1,410            186            146
                                                          -------       -------        -------        -------        -------

Recoveries:
   One- to four-family.............................            --             3             --             --              3
   Commercial real estate..........................            --            --             --             --             --
   Commercial......................................            82           153              4             --              1
   Consumer........................................           203            58             50             50             42
                                                          -------       -------        -------        -------        -------
                                                              285           214             54             50             46
                                                          -------       -------        -------        -------        -------

Net charge-offs....................................           551           621          1,356            136            100
Additions charged to operations....................           732           575          1,590            449            360
                                                          -------       -------        -------        -------        -------
Balance at end of period...........................        $2,136        $1,955         $2,001         $1,767         $1,454
                                                           ======        ======         ======         ======         ======

Ratio of net charge offs during the period to
average loans outstanding during the period........         0.34%         0.34%          0.65%          0.07%          0.06%
                                                            =====         =====          =====          =====          =====

Ratio of net charge-offs during the period to
average non-performing loans.......................         8.63%         8.81%         51.77%          9.80%         12.99%
                                                            =====         =====         ======          =====         ======

INVESTMENT ACTIVITIES

           Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our liquidity level is now higher than our peers, historically we have generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 2002, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 20.6%.

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

           SECURITIES AND OTHER INTEREST-EARNING ASSETS. At December 31, 2002, our interest-earning cash and cash equivalents totaled $15.2 million, or 6.8% of total assets, and our securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $43.1 million, or 19.1% of total assets. Included in other securities, as of such date, we had a $4.9 million investment in Federal Home Loan Bank (FHLB) stock, satisfying our requirement for membership in the FHLB of Indianapolis.

           At December 31, 2002, we had $225,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities, and we had securities available for sale with a fair value of $42.8 million. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

           The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                       2002                          2001                           2000
                                            ----------------------------------------------------------------------------------------
                                              Carrying        % of         Carrying          % of         Carrying         % of
                                            ------------- -------------- -------------- --------------- ------------- --------------
                                                                             (Dollars in Thousands)
Debt securities:
   Obligations of states and political        $   396         .92%         $    462         1.16%        $    493         1.56%
   Mortgage-backed securities..........        16,408       38.10            25,301        63.78            6,863        21.71
   U.S. Government agencies............         6,137       14.25             4,045        10.20           18,359        58.08
   Corporate bonds.....................           115         .27               115         0.29              115         0.37
   Mutual funds........................        11,106       25.79               899         2.27              866         2.74
                                               ------       -----          --------       ------         --------       ------
      Total debt securities............        34,162       79.33            30,822        77.70           26,696        84.46

Equity securities:
   Equity securities...................         8,901       20.67             8,849        22.30            4,913        15.54
                                             --------      ------          --------       ------         --------       ------
      Total securities.................       $43,063      100.00%         $ 39,671       100.00%        $ 31,609       100.00%
                                              =======      ======          ========       ======         ========       ======


           The following table sets forth the carrying value of debt securities by maturity and weighted average yield for each range of maturities at December 31, 2002.

                                                                                   Maturity
                                         -------------------------------------------------------------------------------------------
                                          Within One Year        1 to 5 years          5 to 10 years        Over 10 years
                                          ---------------        ------------          -------------        -------------
                                         Amount     Yield      Amount     Yield      Amount    Yield      Amount        Yield
                                         ------     -----      ------     -----      ------    -----      ------        -----
U.S. Government agencies..............   $ 4,063    3.93%      $2,074     3.84%          --       --           --         --
Mortgage-backed securities............        --      --           --       --       $3,783     4.66%     $12,625       5.13%
Obligations of states and
  political(1)........................        --      --          237     4.31          159     4.38           --         --
Corporate bonds.......................        --      --          115     8.55           --       --           --         --
                                         -------    ----       ------     ----       ------     ----      -------       ----
   Total                                 $ 4,063    3.93%      $2,426     4.11%      $3,942     4.65%     $12,625       5.13%
                                         =======    =====      ======     ====       ======     ====      =======       ====


(1) Yields are not presented on a tax equivalent basis.

           Northeast Indiana also has $11.1 million in mutual funds, backed by debt securities that contain no contractual maturity date.

           The weighted average rates are based on coupon rates for securities purchased at par value and on effective rates considering amortization or accretion if the securities were purchased at a premium or discount.

SOURCES OF FUNDS

           Our primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, FHLB advances, the sale of fixed rate mortgages to the secondary market and other funds provided from operations.

           FHLB advances are used to support lending activities and to assist in our asset/liability management strategy. Typically, we do not use other forms of borrowings. At December 31, 2002, we had total FHLB advances of $67.0 million with the capacity to borrow as of December 31, 2002 an additional $212,000, based on collateral currently pledged to FHLB. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

           Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Deposits consist of passbook savings, NOW, checking, money market deposit and time deposit accounts. The time deposit accounts currently range in terms from 182 days to five years.

           We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We generally solicit deposits from our market area and occasionally accept brokered funds and out of area jumbos as a source of deposits. During 2002, there was a concerted effort made to reduce First Federal's reliance on both brokered and out of area jumbo time deposits. To that end, total time deposits decreased $15.8 million during 2002. This decline was primarily due to a decline in jumbo time deposits of $19.4 million offset by an increase of $3.6 million of local non-jumbo time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

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

           The following table sets forth our deposit flows during the periods indicated.

                                                                        Year Ended December 31,
                                                          --------------------------------------------------
                                                                2002              2001                2000
                                                          --------------------------------------------------
                                                                         (Dollars in Thousands)
Opening balance.........................................     $ 137,030          $ 146,806            $143,212
Deposits................................................       659,547            649,701             641,902
Withdrawals.............................................       678,535            666,529             645,128
Interest credited.......................................         4,315              7,052               6,820
                                                             ---------          ---------            --------

Ending Balance..........................................     $ 122,357          $ 137,030            $146,806
                                                             =========          =========            ========

Net change..............................................     $ (14,673)         $  (9,776)              $3,594
                                                             =========          =========            =========

Percent change..........................................       (10.71%)            (6.66%)               2.51%
                                                               ======              =====                 ====


           The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

                                                                                  December 31,
                                               ------------------------------------------------------------------------------------
                                                          2002                        2001                         2000
                                               ------------- ------------- -------------- ------------- ------------- -------------
                                                  Amount      Percent of      Amount       Percent of      Amount      Percent of
                                                                Total                        Total                       Total
                                               ------------- ------------- -------------- ------------- ------------- -------------
                                                                             (Dollars in Thousands)
Transactions and savings deposits:
Passbook Accounts (.97%)(1)  ...............       $10,397       8.50%           $9,261       6.76%           $9,266        6.31%
Demand and NOW Accounts (.56%)(1) ..........        17,871      14.60            16,962       12.38           16,447       11.20
Money Market Accounts (1.63%)(1) ...........        18,085      14.78            18,968       13.84           19,021       12.96
                                                    ------   --------            ------     -------         --------      ------


Total non-time deposits.....................        46,353      37.88            45,191       32.98           44,734      30.47
                                                    ------   ---------           ------     -------         --------     ------


Time deposits:

1.00 - 1.99%................................         2,815       2.30                --          --               --          --
2.00 - 3.99%................................        46,529      38.03            22,424       16.36              271        0.18
4.00 - 5.99%................................        19,062      15.58            41,233       30.09           10,996        7.49
6.00 - 7.99%................................         7,598       6.21            28,182       20.57           90,805       61.86
                                                     -----   --------            ------     -------         --------      ------


Total time deposits.........................        76,004      62.12            91,839       67.02          102,072       69.53
                                                    ------   --------            ------     -------         --------      ------

Total deposits..............................      $122,357     100.00%         $137,030     100.00%         $146,806      100.00%
                                                  ========     =======         ========     =======         ========      ======

(1) End of year 2002 average interest rates.

           The following table shows rate and maturity information for our time deposit accounts as of December 31, 2002.

                                            1.00-        2.00-3.99%        4.00-           6.00-                     Percent of
                                            1.99%                          5.99%           7.99%         Total         Total
                                         ------------- --------------- -------------- -------------- -------------- -------------
                                                                         (Dollars in Thousands)
Time deposit accounts maturing in
  quarter ending:
March 31, 2003........................    $ 1,499         $ 8,469        $ 3,600        $   996       $ 14,564      19.16%
June 30, 2003.........................        542           8,903          5,054            912         15,411      20.27
September 30, 2003....................         98           2,554          2,867            605          6,124       8.06
December 31, 2003.....................        676           4,414          1,684          1,995          8,769      11.54
March 31, 2004........................         --           4,894          3,580            686          9,160      12.05
June 30, 2004.........................         --           6,128            415            457          7,000       9.21
September 30, 2004....................         --             736          1,191             --          1,927       2.54
December 31, 2004.....................         --             291             24            499            814       1.07
March 31, 2005........................         --           5,697            246            100          6,043       7.95
June 30, 2005.........................         --           1,439             57             --          1,496       1.97
September 30, 2005....................         --              23             45            602            670       0.88
December 31, 2005.....................         --           2,508            101            746          3,355       4.41
Thereafter............................         --             473            198             --            671       0.89

                                          -------         -------        -------        -------        -------     ------
      Total...........................    $ 2,815         $46,529        $19,062        $ 7,598        $76,004     100.00%
                                          =======         =======        =======        =======        =======     ======
      Percent of total................      3.70%          61.22%         25.08%         10.00%        100.00%
                                            =====          ======         ======         ======        ======

           The following table indicates the amount of our time deposit accounts by time remaining until maturity as of December 31, 2002.

                                                                                Maturity
                                                      ---------------------------------------------------------------
                                                                       Over        Over
                                                       3 Months or    3 to 6     6 to 12      Over 12
                                                          Less        Months      Months       Months        Total
                                                      -------------  --------   ---------- -------------- -------------
                                                                            (Dollars in Thousands)
BALANCES
Time deposits less than $100,000................            $8,714    $10,148      $8,972      $19,834       $47,668
Time deposits of $100,000 or more...............             3,232      4,697       5,921       11,151        25,001
Public funds (1)................................             2,618        566          --          151         3,335
                                                      ------------    -------     -------      -------       -------
Total time deposits ............................           $14,564    $15,411     $14,893      $31,136       $76,004
                                                      ============    =======     =======      =======       =======

                                                                                Maturity
                                                      ---------------------------------------------------------------
                                                                       Over        Over
                                                       3 Months or    3 to 6     6 to 12      Over 12
                                                          Less        Months      Months       Months        Total
                                                      -------------  --------   ---------- -------------- -------------
NUMBER OF ACCOUNTS
Time deposits less than $100,000................               511        624         606        1,120         2,861
Time deposits of $100,000 or more...............                30         36          56           99           221
Public funds (1)................................                 5          2          --            1             8
                                                      ------------    -------     -------      -------       -------
Total time deposits ............................               546        662         662        1,220         3,090
                                                      ============    =======     =======      =======       =======

(1) Deposits from governmental and other public entities, all over $100,000.

           BORROWINGS. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. We may obtain advances from the FHLB of Indianapolis upon the security of our capital stock in the FHLB of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2002, we had $67.0 million in FHLB advances outstanding. For additional information regarding the term to maturity and the interest rates on FHLB advances, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders and "- Borrowed Funds."

           The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                 December 31,
                                ------------------------------------------------
                                     2002             2001            2000
                                ---------------- ---------------- --------------
                                             (Dollars in Thousands)
   Maximum Balance:
      FHLB advances.........     $67,000           $67,400            $96,400
   Average Balance:
      FHLB advances.........     $65,926           $62,539            $84,761

SERVICE CORPORATION ACTIVITIES

           At December 31, 2002, First Federal had one subsidiary, Northeast Financial, which is now functioning as our brokerage subsidiary and we have three registered representatives to provide this service to the customers. The description of the provision that follows is a summary of the complex statutory and regulatory framework that governs Northeast Indiana and its subsidiaries; it does not purport to be, and is not a complete description.

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

           Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, our lending limit under this restriction was approximately $3.9 million. At December 31, 2002, we had no loans in excess of our loans-to-one-borrower limit.

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

           The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2002, First Federal was classified as a well-capitalized institution.

           The current premium schedule for Bank Insurance Fund (BIF) and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation Assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2002, this amount was equal to an annualized rate of 1.7 basis points for each $100 in domestic deposits for SAIF members and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

           Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

           The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excluding certain intangible assets. At December 31, 2002, First Federal had tangible capital of $24.7 million, or 10.9% of adjusted total assets, which is approximately $21.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2002, First Federal had intangible assets consisting of loan servicing rights of $249,000.

           The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2002, First Federal had core capital equal to $24.7 million, or 10.9% of adjusted total assets, which is $15.7 million above the minimum leverage ratio requirement of 4% in effect on that date.

           The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 2002, First Federal had $1.3 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

           On December 31, 2002, First Federal had total risk-based capital of $25.9 million, including approximately $24.7 million in core capital and $1.2 million in qualifying supplementary capital and risk-weighted assets of $141.5 million, or total capital of 18.3% of risk-weighted assets. This amount was $14.6 million above the 8% requirement in effect on that date.

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

           Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2002, First Federal met the test and has always met the test since its effectiveness. First Federal's qualified thrift lender percentage was 84.8% at December 31, 2002.

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

           USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

           Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA's new requirements, the effects of these requirements remain to be determined, although it is likely that the Company's costs will increase somewhat, at least in the short term, as a result of SOA implementation.

           Other Laws and Regulations. The lending and deposit-taking activities of First Federal are subject to a variety of federal and state consumer protection laws, including the Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting), the Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family or household purposes and imposes substantive restrictions with respect to home equity lines of credit), the Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities), the Fair Credit Reporting Act (which, among other things, requires a lender to disclose the name and address of the credit bureau from whom a lender obtains a report that resulted in a denial of credit), the Real Estate Settlement Procedures Act (which, among other things, requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with loan originations and other real estate settlement services), the Electronic Funds Transfer Act (which, among other things, requires certain disclosures in connection with electronic funds transactions) and the Expedited Funds Availability Act (which, among other things, requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that the schedule be disclosed to customers). As a federal savings bank, First Federal is exempt from most state laws, other than contract and commercial law; real property law; tort law and criminal law.

           Transactions with Affiliates. Under federal law, all transactions between and among First Federal and its affiliates, which include its holding company, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the bank's capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to ensure safety and soundness standards. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

           Extensions of credit by First Federal to its executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

           Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of First Federal provided that no preference is given to any officer, director or principal stockholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Holding Company Regulation. Northeast Indiana is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Northeast Indiana and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

           Northeast Indiana stock held by persons who are affiliates, (generally officers, directors and 10% stockholders) of Northeast Indiana may not be resold without registration unless sold in accordance with certain resale restrictions. If Northeast Indiana satisfies the requirements of such resale restrictions and meets specified current public information requirements, each affiliate of Northeast Indiana is able to sell in the public market, without registration, a limited number of shares in any three-month period.

           Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2002, First Federal was in compliance with these reserve requirements.

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

           As a member, First Federal is required to purchase and maintain a minimum amount of stock in the FHLB of Indianapolis. At December 31, 2002, First Federal had $4.9 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended December 31, 2002, dividends paid by the FHLB of Indianapolis to First Federal totaled $298,000, which constitutes a $67,000 decrease compared to the amount of dividends received in fiscal 2001. Over the past five fiscal years these dividends have averaged 7.55% and were 6.02% for fiscal 2002.

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

           To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2002, First Federal's excess for tax purposes totaled approximately $1.3 million.

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

           We primarily serve Huntington County, Indiana. There are six commercial banks, no savings institutions other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. We estimate that our share of the savings market in Huntington County based on FDIC insured institutions is approximately 29% and our share of the residential mortgage market is approximately 20%.

EMPLOYEES

           At December 31, 2002, we had a total of 46 full-time, 8 part-time and no seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.              DESCRIPTION OF PROPERTIES


           We conduct our business through three offices, all of which are located in Huntington, Indiana and are owned by First Federal. The following table sets forth information relating to each of our offices as of December 31, 2002. The total net book value of our premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 2002 was approximately $2.2 million. See Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

                                                                   Total
                                                   Owned        Approximate
                                         Year        or            Square        Net Book Value at December
            Location                   Acquired    Leased         Footage                 31, 2002
---------------------------------      --------  ----------     -----------      --------------------------
Main Office:
   648 North Jefferson Street
   Huntington, Indiana 46750             1974      Owned           1,700               $    741,800

Branch Offices:
   1240 South Jefferson Street
   Huntington, Indiana 46750             1981      Owned           1,700               $    237,080

   100 Frontage Road
   Huntington, Indiana 46750             1995      Owned           5,000               $  1,197,476

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Page 45 of the Annual Report is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           Pages 3 through 16 of the Annual Report are herein incorporated by reference.

ITEM 7.              FINANCIAL STATEMENTS

           The following information appearing in the Annual Report is incorporated herein by reference.

                                                                                                                         Pages in
                                                                                                                          Annual
Annual Report Section                                                                                                     Report
---------------------                                                                                                    --------
Report of Independent Auditors                                                                                              17
Consolidated Balance Sheets as of December 31, 2002 and 2001                                                                18
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000                                      19
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000             20
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                                  21
Notes to Consolidated Financial Statements                                                                               22-44

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

Information concerning our Directors and Compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS OF NORTHEAST INDIANA AND FIRST FEDERAL

           The following table sets forth certain information regarding our executive officers who are not also directors.

                                                     Position held with
     Name                     Age(1)        First Federal and Northeast Indiana
--------------------------------------------------------------------------------
Randy J. Sizemore              32       Senior Vice President, Treasurer and
                                        Chief Financial Officer
Dee Ann Hammel                 50       Senior Vice President,  Secretary and
                                        Chief Operating Officer

(1) At December 31, 2002.

           The business experience of the executive officers who are not also directors is set forth below.

           RANDY J. SIZEMORE is Senior Vice President, Treasurer and Chief Financial Officer, positions he has held since April 2002. Prior to joining First Federal, Mr. Sizemore held positions in a similar capacity with another bank holding company and its subsidiary since 1999, and prior to that he performed similar job functions for another bank holding company. Mr. Sizemore has a total of 10 years experience working with financial institutions.

           DEE ANN HAMMEL is Senior Vice President, Secretary and Chief Operations Officer, positions she has held since March 1995. Ms. Hammel first joined First Federal in 1975 as a teller. Ms. Hammel is responsible for directing and controlling First Federal's daily activities.

ITEM 10.             EXECUTIVE COMPENSATION

           Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

           The following table provides information as of December 31, 2002 related to our equity compensation plans in effect at that time.

                                                        EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
           PLAN CATEGORY               NUMBER OF SECURITIES TO BE
                                        ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE PRICE   AVAILABLE FOR FUTURE ISSUANCE
                                     OUTSTANDING OPTIONS, WARRANTS       OF OUTSTANDING OPTIONS,      AVAILABLE FOR FUTURE ISSUANCE
                                               AND RIGHTS                WARRANTS AND RIGHTS         UNDER EQUITY COMPENSATION PLANS
-----------------------------------  -----------------------------  -------------------------------  -------------------------------
                                                   (a)                            (b)                               (c)
  Equity Compensation Plans
Approved by Security Holders                     169,429(1)                      $10.37                         172,150(2)

Equity Compensation Plans Not
Approved by Security Holders                        --                              --                              --

           Total                                 169,429(1)                      $10.37                         172,150(2)

           (1) Restated to reflect the 10% stock dividends paid in both November 1998 and November 1999. Includes outstanding options to purchase shares of the Company's Common Stock under our 1995 Stock Option and Incentive Plan and our 2002 Omnibus Incentive Plan.

           (2) Includes shares available for future issuance under our 2002 Omnibus Incentive Plan and our Recognition and Retention Plan; excludes securities reflected in column (a). In addition to stock options, the 2002 Omnibus Incentive Plan and the Recognition and Retention Plan provide for the issuance of stock appreciation rights, restricted stock, or performance awards. 155,024 shares remain available under our 2002 Omnibus Incentive Plan and 17,126 remain available under our Recognition and Retention Plan for the issuance of stock options, stock appreciation rights, restricted stock or performance awards.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003 a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K

                     (a)       Exhibits

                                                                                                              REFERENCE TO
REGULATION                                                                                                   PRIOR FILING OR
S-B EXHIBIT                                                                                                  EXHIBIT NUMBER
NUMBER               DOCUMENT                                                                                ATTACHED HERETO
-------------------  ---------------------------------------------------------------------------------       ---------------
         2           Plan of acquisition, reorganization, arrangement, liquidation or succession                  None
       3(i)          Certificate of Incorporation, including amendments thereto                                     *
       3(ii)         By-Laws                                                                                        *
         4           Instruments defining the rights of security holders, including debentures                      *
         9           Voting trust agreement                                                                       None
        10           Executive Compensation Plans and Arrangements
                     (a)  Employment Contract between Stephen E. Zahn and First Federal                             *
                     (b)  Employment Contract between Randy J. Sizemore and First Federal                         10(b)
                     (c)  Employment Contract between Dee Ann Hammel and First Federal                              *
                     (d)  1995 Stock Option and Incentive Plan                                                      *
                     (e)  Recognition and Retention Plan                                                            *
                     (f)  Shareholder Benefit Plan                                                                 **
                     (g)  2002 Omnibus Incentive Plan                                                             10(g)
        11           Statement re: computation of per share earnings                                               ***
        13           Annual report to shareholders                                                                 13
        16           Letter on change in certifying accountants                                                   None
        18           Letter on change in accounting principles                                                    None
        20           Other documents or statements to security holders                                            None
        21           Subsidiaries of registrant                                                                    21
        22           Published report regarding matters submitted to vote                                         None
        23           Consents of experts                                                                           23
        24           Power of attorney                                                                        Not required
        99           Additional exhibits
                         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  99.1
                         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  99.2

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

*** See Notes 1 and 17 of the Notes to Consolidated Financial Statements in the Annual Report to shareholders attached hereto as Exhibit 13.

                     (b) Reports on Form 8-K

                     During the quarter ended December 31, 2002, we filed the following Current Reports on Form 8-K:

       (i) Form 8-K filed on October 17, 2002, announcing third quarter earnings;

       (ii) Form 8-K filed on November 1, 2002, announcing increased quarterly cash dividend.

ITEM 14.             CONTROLS AND PROCEDURES

                     With the participation and under the supervision of
               Northeast Indiana's management, including Northeast Indiana's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this annual report, Northeast Indiana's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Northeast Indiana's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in Northeast Indiana's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

           In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    NORTHEAST INDIANA BANCORP, INC.

Date:      March 26, 2003                                             By:         /s/ Stephen E. Zahn
                                                                                  -------------------------------
                                                                                  Stephen E. Zahn
                                                                                  (Duly Authorized Representative)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:         /s/ Stephen E. Zahn                                       By:           /s/ Randy J. Sizemore
        ----------------------------------------------------                    -------------------------
        Stephen E. Zahn, Chairman of the Board, President and Chief             Randy J. Sizemore, Senior Vice President, Treasurer
        Executive Officer                                                       and Chief Financial Officer
        (Principal Executive and Operating Officer)                             (Principal Financial and Accounting Officer)

Date:   March 26, 2003                                                Date:     March 26, 2003

By:         /s/ Michael S. Zahn                                       By:           /s/ Randall C. Rider
        ----------------------------------------------------                    ------------------------
        Michael S. Zahn, Director and Vice President                            Randall C. Rider, Director

Date:   March 26,2003                                                 Date:     March 26, 2003

By:         /s/ Dan L. Stephan                                        By:          /s/ J. David Carnes
        ----------------------------------------------------                    ----------------------
        Dan L. Stephan, Director                                                J. David Carnes, MD, Director

Date:   March 26, 2003                                                Date:     March 26, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen E. Zahn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northeast Indiana Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                     /s/ Stephen E. Zahn
                                          -------------------------------------
                                          Stephen E. Zahn
                                          President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy J. Sizemore, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northeast Indiana Bancorp, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                        /s/ Randy J. Sizemore
                                          -------------------------------------
                                          Randy J. Sizemore
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


 Exhibit No.    Document
--------------  ---------------------------------------------------------------



    10(b)       Employment Contract between Randy J. Sizemore and First Federal


    10(g)       2002 Omnibus Incentive Plan

     13         Annual Report to Shareholders

     21         Subsidiaries of the Registrant

     23         Consent of Crowe, Chizek and Company LLP

    99.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002