Form 10-Q
period 2003-05-12
NORTHEAST INDIANA BANCORP INC
filed 2003-05-12
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

                 For the transition period from ______ to _____


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


CLASS                                              OUTSTANDING AT April 23, 2003
________________________________________________________________________________

Common Stock, par value $.01 per share                                 1,483,909


         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                 NORTHEAST INDIANA BANCORP, INC.

                              INDEX
                                                                        PAGE NO.
PART 1.         FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.         Financial Statements

                Consolidated Balance Sheets
                March 31, 2003 and December 31, 2002                          1

                Consolidated Statements of Income for the
                 three months ended March 31, 2003 and 2002                   2

                Consolidated Statement of Changes in Shareholders'
                Equity for the three months ended March 31, 2003              3

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 2003 and 2002                          4

                Notes to Consolidated Financial Statements                    5

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

ITEM 3.         Controls and Procedures                                      15

PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings                                            16

ITEM 2.         Changes In Securities                                        16

ITEM 3.         Defaults Upon Senior Securities                              16

ITEM 4.         Submission of Matters to a Vote
                of Security Holders                                          16

ITEM 5.         Other Information                                            17

ITEM 6.         Exhibits and Reports on Form 8-K                             17

                Signature page                                               18

                Certifications Pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002                                            19

                Exhibit 99.1 and Exhibit 99.2 -Certifications Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002             20


________________________________________________________________________________
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
________________________________________________________________________________



                                                                                  MARCH 31,          DECEMBER 31,
                                                                                      2003               2002
                                                                                  (UNAUDITED)
ASSETS
Interest earning cash and cash equivalents                                   $      12,505,165    $      15,195,326
Noninterest earning cash and cash equivalents                                        2,231,569            3,061,082
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                14,736,734           18,256,408
Securities available for sale                                                       46,671,761           42,838,211
Securities held to maturity (fair value: March 31, 2003- $184,000
  December 31, 2002- $225,000)                                                         184,000              225,000
Loans held for sale                                                                  1,036,868              409,375
Loans receivable, net of allowance for loan losses (March 31, 2003 of
  $1,796,511 and at December 31, 2002 of $2,135,630)                               150,778,893          154,559,565
Accrued interest receivable                                                            717,806              694,593
Premises and equipment, net                                                          2,116,710            2,176,356
Investments in limited liability partnerships                                        1,775,568            1,833,375
Cash surrender value of life insurance                                               4,110,243            2,082,890
Other assets                                                                         2,424,098            1,943,142
                                                                             -----------------    -----------------
     Total assets                                                            $     224,552,681    $     225,018,915
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand - noninterest bearing                                                 $       5,384,196    $       4,926,793
Savings                                                                             11,263,563           10,396,258
NOW and MMDA                                                                        34,479,386           31,029,233
Time deposits                                                                       74,394,971           76,004,368
                                                                             -----------------    -----------------
        Total deposits                                                             125,522,116          122,356,652
Borrowed funds                                                                      70,478,403           74,893,922
Accrued expenses and other liabilities                                               1,946,263            1,205,856
                                                                             -----------------    -----------------
        Total liabilities                                                          197,946,782          198,456,430

Shareholders' equity
     Preferred Stock, no par value: 500,000 shares authorized; 0 shares
       issued                                                                                -                    -
     Common stock, $.01 par value: 4,000,000 shares authorized;
         3/31/03: 2,640,672 shares issued, 1,483,909 shares outstanding
           12/31/02: 2,640,672 shares issued, 1,497,058 shares outstanding              26,407               26,407
     Additional paid in capital                                                     29,049,172           29,000,459
     Retained earnings, substantially restricted                                    13,572,187           13,285,229
     Unearned employee stock ownership plan shares                                    (449,543)            (482,351)
     Unearned recognition and retention plan shares                                     (1,759)              (3,918)
     Accumulated other comprehensive income (loss), net of tax                          89,331              139,555
     Treasury stock, 1,156,763 and 1,143,614 common shares, at
       cost, at March 31, 2003 and December 31, 2002                               (15,679,896)         (15,402,896)
                                                                             ------------------   ------------------
         Total shareholders' equity                                                 26,605,899           26,562,485
                                                                             -----------------    -----------------
              Total liabilities and shareholders' equity                     $     224,552,681     $    225,018,915
                                                                             =================     ================

________________________________________________________________________________
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


________________________________________________________________________________
                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
________________________________________________________________________________

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      2003                   2002
                                                                      ----                   ----
                                                                             (Unaudited)
Interest income
   Loans, including fees                                      $        2,788,643    $       3,179,398
   Taxable securities                                                    392,162              467,504
   Non-taxable securities                                                 17,195                4,836
   Deposits with financial institutions                                   36,387              102,562
                                                              ------------------    -----------------
     Total interest income                                             3,234,387            3,754,300

Interest expense
   Deposits                                                              841,258            1,271,588
   Borrowed funds                                                        898,791              894,421
                                                              ------------------    -----------------
     Total interest expense                                            1,740,049            2,166,009

Net interest income                                                    1,494,338            1,588,291
Provision for loan losses                                                      -              217,300
                                                              ------------------    -----------------

Net interest income after provision for loan
  losses                                                               1,494,338            1,370,991

Noninterest income
  Service charges on deposit accounts                                     84,535               83,627
  Trust fees                                                              38,540               30,600
  Brokerage fees                                                          13,156               15,244
  Net gain on sale of loans                                              165,574               30,425
  Other service charges or fees                                          141,871              142,889
                                                              ------------------    -----------------
     Total noninterest income                                            443,676              302,785

Noninterest expense
   Salaries and employee benefits                                        659,752              644,152
   Occupancy                                                             123,727              116,521
   Data processing                                                       169,085              152,061
   Deposit insurance premium                                               5,154                6,485
   Professional fees                                                      77,717               49,494
   Correspondent bank charges                                             45,937               53,428
   Other expense                                                         211,080              180,649
                                                              ------------------    -----------------
     Total noninterest expense                                         1,292,452            1,202,790
                                                              ------------------    -----------------
Income before income taxes                                               645,562              470,986
   Income tax expense                                                    164,350              117,762
                                                              ------------------    -----------------

Net income                                                    $          481,212    $         353,224
                                                              ==================    =================
Comprehensive income                                          $          430,988    $         246,406
                                                              ==================    =================

Basic earnings per common share                               $             0.34    $            0.24
Diluted earnings per common share                             $             0.33    $            0.23

________________________________________________________________________________
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
________________________________________________________________________________
                                   (UNAUDITED)

                                                                                     UNEARNED
                                                                                     EMPLOYEE       UNEARNED    ACCUMULATED OTHER
                                                          ADDITIONAL                  STOCK       RECOGNITION     COMPREHENSIVE
                                                 COMMON    PAID IN     RETAINED      OWNERSHIP   AND RETENTION    INCOME (LOSS),
                                                 STOCK     CAPITAL     EARNINGS     PLAN SHARES   PLAN SHARES      NET OF TAX
                                                -------  -----------  -----------   -----------  -------------  -----------------
Balance, January 1, 2003                        $26,407  $29,000,459  $13,285,229    $(482,351)     $(3,918)         $139,555

Net income for three months ended March 31,
  2003                                                                    481,212
Other comprehensive income (loss):
     Net change in unrealized gains (losses)
     on securities available for sale, net
     of tax
     Total other comprehensive income (loss)                                                                          (50,224)

Comprehensive income

Cash dividends declared $.13 per common
  share year to date                                                     (194,254)

Purchase of 29,163 shares of treasury stock

Issuance of 16,014 shares of treasury stock
  upon exercise of options                                   (16,661)

Tax effect of stock plans                                     33,999
3,970 shares committed to be released under
  ESOP                                                        31,375                    32,808

Amortization of RRP contributions                                                                     2,159

                                                ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                       $26,407  $29,049,172  $13,572,187    $(449,543)     $(1,759)          $89,331
                                                ==================================================================================

                                                                      TOTAL
                                                 TREASURY         SHAREHOLDERS'
                                                   STOCK             EQUITY
                                                ------------      ------------
Balance, January 1, 2003                        $(15,402,896)      $26,562,485

Net income for three months ended March 31,
  2003                                                                 481,212
Other comprehensive income (loss):
     Net change in unrealized gains (losses)
     on securities available for sale, net
     of tax
     Total other comprehensive income (loss)                           (50,224)
                                                                  ------------
Comprehensive income                                                   430,988

Cash dividends declared $.13 per common
  share year to date                                                  (194,254)

Purchase of 29,163 shares of treasury stock         (452,360)         (452,360)

Issuance of 16,014 shares of treasury stock
  upon exercise of options                           175,360           158,699

Tax effect of stock plans                                               33,999
3,970 shares committed to be released under
  ESOP                                                                  64,183

Amortization of RRP contributions                                        2,159

                                                ------------------------------
BALANCE AT MARCH 31, 2003                       $(15,679,896)      $26,605,899
                                                ==============================


________________________________________________________________________________
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        2003                 2002
                                                                                        ----                 ----
                                                                                               (UNAUDITED)
Cash flows from operating activities
     Net income                                                                     $     481,212    $      353,224
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                     57,854           111,610
         Provision for loan losses                                                              -           217,300
         Net (gain) loss on sale of:
              Foreclosed real estate and repossessed assets                               (14,354)          (59,375)
              Loans held for sale                                                        (165,574)          (30,425)

         Originations of loans held for sale                                           (6,502,442)         (991,379)
         Proceeds from loans sold                                                       6,040,523         1,961,125
         Reduction of obligation under ESOP                                                64,183            21,446
         Amortization of RRP                                                                2,159             2,159
         Net change in:
              Other assets                                                                146,674             3,927
              Accrued interest receivable                                                 (23,213)           11,776
              Accrued expenses and other liabilities                                      740,407           137,143
                                                                                    -------------    --------------
                Total adjustments                                                         346,217         1,385,307
                                                                                    -------------    --------------
                  Net cash from operating activities                                      827,429         1,738,531

Cash flows from investing activities
     Purchases of securities available for sale                                        (9,049,951)           (3,564)
     Proceeds from maturities and principal payments of:
              Securities available for sale                                             5,215,505         3,815,376
              Securities held to maturity                                                  41,000            40,000
     Purchases of life insurance                                                       (2,000,000)                -
     Net change in loans                                                                2,879,676           365,270
     Proceeds from sale of foreclosed real estate and repossessed assets                  310,418           185,125
     Expenditures on premises and equipment                                                (5,781)          (41,026)
     Proceeds from sale of premises and equipment                                               -             8,143
                                                                                    -------------    --------------
         Net cash from investing activities                                            (2,609,133)        4,369,324

Cash flows from financing activities
     Net change in deposits                                                             3,165,464        (2,440,058)
     Payments of demand notes                                                             (50,000)                -
     Net change in other borrowed funds                                                (4,365,519)       (5,554,019)
     Dividends paid                                                                      (194,254)         (185,179)
     Purchase of treasury stock                                                          (452,360)         (267,428)
     Sale of treasury stock                                                               158,699            19,410
                                                                                    -------------    --------------
         Net cash from financing activities                                            (1,737,970)       (8,427,274)
                                                                                    --------------   ---------------

Net change in cash and cash equivalents                                                (3,519,674)       (2,319,419)
Cash and cash equivalents at beginning of period                                       18,256,408        26,291,732
                                                                                    -------------    --------------
Cash and cash equivalents at end of period                                          $  14,736,734    $   23,972,313
                                                                                    =============    ==============

Cash paid for:
     Interest                                                                       $   1,774,061    $    2,125,948
     Income taxes                                                                               -            21,000
Non-cash transactions:
     Transfer from loans to foreclosed real estate and repossessed assets           $     900,996    $       65,604

________________________________________________________________________________
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 2003 and 2002 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp" or "the Company") and its wholly owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share are based on weighted-average common shares outstanding. Diluted earnings per common share further assume issue of any dilutive potential common shares.

                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 2003               2002
                                                                                 ----               ----
EARNINGS PER COMMON SHARE
Net income available to common shareholders                                 $       481,212      $     353,224
                                                                            ================     =============
  Weighted average common shares outstanding
    net of unallocated ESOP shares and non-vested
    RRP shares                                                                    1,432,020          1,465,452
                                                                            ===============      =============
BASIC EARNINGS PER COMMON SHARE                                             $          0.34      $        0.24
                                                                            ===============      =============

EARNINGS PER COMMON SHARE ASSUMING DILUTION
Net income available to common shareholders                                 $       481,212      $     353,224
                                                                            ===============      =============
   Weighted average common shares outstanding                                     1,432,020          1,465,452
   Add: Dilutive effects of assumed exercises of
             incentive stock options and non qualified
             stock options                                                           46,731             46,522
                                                                                     ------             ------
   Weighted average and dilutive common shares
      outstanding                                                                 1,478,751          1,511,974
                                                                            ===============      =============
        DILUTED EARNINGS PER COMMON SHARE                                   $          0.33      $        0.23
                                                                            ===============      =============

NOTE 3 - SUSEQUENT EVENT-CASH DIVIDENDS

On April 23, 2003 the Board of Directors of Northeast Indiana Bancorp announced a quarterly cash dividend of $.13 per common share. The dividend will be paid on May 21, 2003 to shareholders of record on May 7, 2003. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $193,000.

________________________________________________________________________________
                                                                              5.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
________________________________________________________________________________

NOTE 4 - STOCK REPURCHASE PLAN

On March 26, 2003, Northeast Indiana Bancorp announced a new stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 74,195 shares. As of April 23, 2003, no shares have been repurchased under this program since its announcement.

There were also 16,014 shares exercised from officer and director options and repurchased by Northeast Indiana Bancorp during the three months ended March 31, 2003.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2003, the capital requirements for First Federal under those regulatory requirements and First Federal's actual capital ratios. As of March 31, 2003, First Federal substantially exceeded all current regulatory capital standards.

                                                                                                     MINIMUM REQUIRED TO BE WELL
                                                               MINIMUM REQUIRED FOR CAPITAL            CAPITALIZED UNDER PROMPT
                                           ACTUAL                    ADEQUACY PURPOSES              CORRECTIVE ACTION REGULATIONS
                                           ------                    -----------------              -----------------------------
                                    AMOUNT        RATIO           AMOUNT           RATIO               AMOUNT             RATIO
                                    ------        -----           ------           -----               ------             -----
                                                                    (Dollars in thousands)

Total capital
  (to risk weighted assets)         $26,054       18.41%         $11,325             8.00%               $14,156         10.00%

Tier 1 (core) capital (to
  risk weighted assets)              24,786       17.51%           5,662             4.00%                 8,493          6.00%

Tier 1(core) capital (to
   Adjusted total assets)            24,786       11.06%           8,965             4.00%                11,206          5.00%

Tier 1 (core) capital (to
   Average assets)                   24,786       11.20%           8,850             4.00%                11,063          5.00%

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS

These represent First Federal's investments in affordable housing projects for the primary purpose of available tax benefits. They are accounted for using the cost method of accounting. The excess of the carrying amount of the investment over its estimated residual value is amortized during the periods in which associated tax credits are allocated to the investor. The annual amortization of the investment is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to First Federal.

________________________________________________________________________________
                                                                              6.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
________________________________________________________________________________

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS (CONTINUED)

These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. If impaired, the investments are reported at discount amounts. First Federal's involvement in these types of investments is for tax planning purposes only and as such, First Federal is not involved in the management or operation of such investments. At March 31, 2003, First Federal had four such investments with a carrying value of $1.8 million. The most recent investment, in the amount of $500,000, was committed but not fully funded as of the end of the current period. The remaining $50,000 obligation is included in borrowed funds in the consolidated balance sheet as of March 31, 2003 and is anticipated to be disbursed during the second quarter of 2003.

NOTE 7 - STOCK OPTIONS

The following proforma information presents net income and basic and diluted earnings per common share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

                                                  2003             2002
                                                  ----             ----

     Net income as reported                     $ 481,212       $ 353,224
     Proforma net income                          476,613         349,327
     Reported earnings per common share
         Basic                                       0.34            0.24
         Diluted                                     0.33            0.23
     Proforma earnings per common share
         Basic                                       0.33            0.24
         Diluted                                     0.32            0.23

The weighted average fair value of stock options granted during the three months ended March 31, 2003 was $2.96 per option. No options were granted in the same period of 2002. The fair value of options granted during the three months ended March 31, 2003 were estimated using an option pricing model with the following weighted average information as of the grant date:

                                                     2003

     Risk free rate of interest                      3.27 %
     Expected option life                               6 years
     Expected dividend yield                         3.37 %
     Expected volatility                            24.84 %

________________________________________________________________________________
                                                                              7.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
________________________________________________________________________________

NOTE 7 - STOCK OPTIONS (CONTINUED)

In future years, as additional options are granted, the proforma effect on net income and earnings per common share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and have five year vesting schedules. Information about options available for grant and options granted follows:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                        AVAILABLE       OPTIONS       EXERCISE
                                        FOR GRANT     OUTSTANDING       PRICE
                                        ---------     -----------       -----

     Balance at December 31, 2002         155,024         169,429       $ 10.37
     Options exercised                                    (16,014)      $  9.91
     Options issued                        (5,000)          5,000       $ 15.27
     Options forfeited                      1,150          (1,150)      $ 12.91
                                     ------------    -------------    ----------
     Balance at March 31, 2003            151,174         157,265       $ 10.56
                                     =============   =============    ==========

At March 31, 2003, options outstanding had a weighted average remaining life of approximately 3.74 years. There were 136,202 options exercisable March 31, 2003 with a weighted-average exercise price of $10.04.






________________________________________________________________________________
                                                                              8.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at March 31, 2003, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

TRUST AND FINANCIAL SERVICES

During 1998, First Federal established a trust department which began operations in the fourth quarter. As of March 31, 2003, $39.3 million was held under asset management. The trust department has grown to a level where it provides a slight positive impact to Northeast Indiana Bancorp. In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers. Northeast Indiana Financial, Inc. has not been able to produce positive results thus far primarily due to the extremely challenging equity markets over the past three years.

________________________________________________________________________________
                                                                              9.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $466,000 or 0.2% from $225.0 million at December 31, 2002 to $224.6 million at March 31, 2003. Securities available for sale increased $3.8 million to $46.7 million as management invested excess funds in an effort to increase interest earning asset yields over current overnight fund yields. Cash and cash equivalents decreased by $3.6 million, from $18.3 million to $14.7 million.

Net loans receivable decreased $3.8 million or 2.5% from $154.6 million at December 31, 2002 to $150.8 million at March 31, 2003. Most of the decline was due to both residential loans being sold into the secondary market and loan balances transferred to both foreclosed real estate and repossessed assets of $901,000. Loans held for sale increased $627,000 from $409,000 at December 31, 2002 to $1.0 million at March 31, 2003 as the current low residential mortgage interest rate environment has led to another refinancing wave. Allowances for loan losses decreased approximately $339,000 through the three months ended March 31, 2003, which is discussed in more detail on the next page.

Cash surrender value of life insurance increased $2.0 million to $4.1 million at March 31, 2003 as First Federal purchased new Bank-Owned Life Insurance ("BOLI") policies on a pool of officers. Management believes the earnings crediting rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefits plans that are currently in place for employees.

Total deposits increased $3.2 million or 2.6% from $122.3 million at December 31, 2002 to $125.5 million at March 31, 2003. Borrowed funds have been reduced by $4.4 million predominantly through a reduction in short term borrowings under repurchase agreements.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $481,000 or $0.33 per diluted common share for the three months ended March 31, 2003 compared to $353,000 or $0.23 per diluted common share for the three months ended March 31, 2002, an increase of 36.3%.

Net interest income declined to $1.5 million for the three months ended March 31, 2003 compared to $1.6 million reported for the three months ended March 31, 2002. Interest income decreased $520,000 to $3.2 million for the current period compared to $3.8 million for the year earlier period. Conversely, interest expense decreased $426,000 to $1.7 million for the quarter ended March 31, 2003 compared to $2.2 million for the quarter ended March 31, 2002. The overall 6.0% decline in net interest income is due to a combination of non-performing asset average balances, the prolonged low interest rate environment, Northeast Indiana Bancorp's inability to re-price liabilities at the same pace as its assets, and modest loan demand.

________________________________________________________________________________
                                                                             10.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

RESULTS OF OPERATIONS (CONTINUED)

Northeast Indiana Bancorp had improving trends in non-performing assets which enabled The Company to make no provision for loan losses during the period ended March 31, 2003 compared to $217,000 in provision for loan losses during the quarter ended March 31, 2002. The decreased provisions and improving trends related to this area are discussed in more detail under the non-performing assets and allowance for loan losses section.

Noninterest income increased to $444,000 for the current three month period compared to $303,000 for the comparable period in 2002. This represents an increase of $141,000 or 46.5% for the three months ended March 31, 2003. This increase is primarily due to a $135,000 increase in net gains on the sale of loans between periods as the prolonged low interest rate environment led to another round of residential mortgage refinancing activity.

Noninterest expense increased by $90,000 to $1.3 million for the three months ended March 31, 2003 compared to $1.2 million for the corresponding period in 2002. This increase was primarily due to increases to professional fees and other expenses, and to a lesser extent, smaller increases in salaries, occupancy, and data processing. The increased professional fees and other expenses was due to increased collection activity, costs associated the Company's public reporting obligations, and increased impairment provisions on First Federal's investments in limited liability partnerships between periods. First Federal had an additional limited liability partnership investment during the current period than during the quarter ended March 31, 2002.

Income tax expense increased $47,000 to $164,000 for the period ended March 31, 2003 from $118,000 reported for the period ended March 31, 2002. The increase was mainly due to higher taxable income in the current quarter compared to the same quarter of 2002, partially offset by increased federal tax credits associated with First Federal's newest limited liability partnership acquired during the latter half of 2002. This increase was reflected by an effective tax rate of 25.5% for the quarter ended March 31, 2003 compared to a 25.0% effective tax rate for the quarter ended March 31, 2002.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses calculation based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process and due to improving trends in this area, management recorded no provision for loan losses for the three months

________________________________________________________________________________
                                                                             11.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

ended March 31, 2003 compared to $217,000 for the same period ended March 31, 2002.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of non-accruing loans, troubled debt restructurings and foreclosed rea estate and repossessed assets which have been acquired as a result of foreclosure or insubstance foreclosure. The following table summarizes, in thousands, the various categories of non-performing assets:

                                               March 31,        December 31,
                                                  2003              2002
                                                  ----              ----
   Non-performing loans
      One-to-four-family                    $           155   $            495
      Commercial real estate                          4,005              5,006
      Consumer                                          344                510
      Commercial                                        107                207
                                            ---------------   ----------------
         Total                                        4,611              6,218
                                            ---------------   ----------------
   Foreclosed real estate
      One-to-four-family                              1,034                420
      Commercial real estate                             92                 96
                                            ---------------   ----------------
         Total                              $         1,126   $            516
                                            ---------------   ----------------
   Repossessed Assets
      Consumer                                            7                 11
      Commercial                                          -                  1
                                            ---------------   ----------------
         Total                              $             7   $             12
                                            ---------------   ----------------
         Total non-performing assets        $         5,744              6,746
         Total non-performing assets as a   ===============   ================
           Percentage of total assets                  2.56%              3.00%
                                            ===============   ================

Non-performing assets declined $1.0 million to $5.7 million at March 31, 2003 from the $6.7 million reported at December 31, 2002. Management's increased collection efforts were rewarded during the current period as several previously reported non-performing loans were transferred to both foreclosed real estate and repossessed assets. These loans were written down to fair market value at the transfer date by utilizing specific reserves established in prior periods in the allowance for loan losses, and several properties were sold prior to March 31, 2003 without additional loss to Northeast Indiana Bancorp. Subsequent to March 31, 2003, management was successful at procuring an offer to sell a large portion of one-to-four family rental properties under conventional terms to a single investor at no further loss. These properties comprised approximately $756,000 of the $1.1 million in foreclosed real estate reported at March 31, 2003.

________________________________________________________________________________
                                                                             12.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Additionally, one borrower comprises $1.4 million or 24.6% of the $5.7 million in total non-performing assets reported at March 31, 2003. Management was notified of this borrower's intent to file bankruptcy during the current period and is waiting to see if the borrower's financial plan will be accepted by the bankruptcy courts. Management had already established a specific reserve during prior periods to cover potential losses related to this borrower and does not anticipate any further loss at this time.

The following table represents an analysis of Northeast Indiana Bancorp's allowance for loan losses for the three months ended March 31, 2003 and March 31, 2002:


                                                            Three Months Ended
                                                                 March 31,
                                                        2003              2002
                                                   ----------------  ----------------
Balance at beginning of period                     $     2,135,630   $     1,954,900

Charge-offs:
     One-to-four family                                     25,954                 -
     Commercial real estate                                201,379                 -
     Commercial                                            100,488                 -
     Consumer                                               92,148           162,213
                                                   ----------------  ----------------
                                                           419,969           162,213
                                                   ----------------  ----------------
Recoveries:
     Commercial                                             13,000             9,463
     Consumer                                               67,850            51,689
                                                   ----------------  ----------------
                                                            80,850            61,152
                                                   ----------------  ----------------

Net Charge-offs                                            339,119           101,061
Additions charged to operations                                  -           217,300
                                                   ----------------  ----------------
Balance at end of period                           $     1,796,511   $     2,071,139
                                                   ================  ================

Ave. gross loans and loans HFS                     $   158,838,181   $   167,180,359
Ratio of net charge-offs during the period
to average loans outstanding during the
period
(annualized)                                                 0.85%             0.24%
Average non-performing loans                       $    4,611,388    $    6,132,822
Ratio of net charge-offs during the period
to average non-performing loans (annualized)
                                                            29.42%             6.59%


________________________________________________________________________________
                                                                             13.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Impaired loans at March 31, 2003 were $4.0 million compared to $5.5 million at December 31, 2002. The net change in impaired loans of $1.5 million between December 31, 2002 and March 31, 2003 was primarily due to a large group of one-to-four family properties being transferred to foreclosed real estate, a significant principal reduction due to asset sales on another impaired loan, and another loan being removed from the impaired list due to improved cash flows and an aggressive plan to bring the loan current. There were no new significant loans added to the impaired list during the current period. As of March 31, 2003, management has set aside $528,000 in specific reserves against the balances of these impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At March 31, 2003, First Federal exceeded all regulatory capital standards.

At March 31, 2003, First Federal's risk based capital was $26.1 million or 18.41% of risk adjusted assets, which exceeds the OTS requirement of $11.3 million and 8.00% by $14.8 million and 10.41%. First Federal's core capital at March 31, 2003 was $24.8 million or 11.20% of average assets, which exceeds the OTS requirement of $8.9 million, and 4.00% by $15.9 million and 7.20%. See Note 5 of Notes to Consolidated Financial Statements (Unaudited).

First Federal's primary sources of funds are deposits, borrowings from the FHLB, the sale of fixed rate mortgages to the secondary market, principal and interest payments of loans, operations income and short-term investments. While scheduled repayments of loans area a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has maintained its liquidity position by, among other things, monitoring its cash and cash equivalents while reducing balances in rate sensitive jumbo deposits.

During the first quarter ended March 31, 2003, Northeast Indiana Bancorp completed its ninth stock repurchase program which began in March 2002. Northeast Indiana Bancorp repurchased 13,149 shares of treasury stock during this time related to this program. Subsequent to the completion, the tenth stock repurchase program was announced with the intent to repurchase another 5% of common shares outstanding within the next twelve months.

First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

________________________________________________________________________________
                                                                             14.

                         NORTHEAST INDIANA BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
________________________________________________________________________________

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

ITEM 3.  CONTROLS AND PROCEDURES


With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

________________________________________________________________________________
                                                                             15.

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

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 23, 2003. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

              (1) The election of the following directors for a three year term:

                                                      VOTES
                                                      -----
                                              FOR               WITHHELD
                                              ---               --------

                  Michael S. Zahn           946,850             227,127
                  Randall C. Rider          949,289             224,688


              (2)  Ratification of Crowe Chizek and Company LLC as auditors:
                                           VOTES
                                           -----
                                FOR       AGAINST  ABSTAIN
                                ---       -------  -------

                              1,155,451    16,437  2,089

________________________________________________________________________________
                                                                             16.

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)


ITEM 5 - OTHER INFORMATION
         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              None

         (b)  Reports on Form 8-K

              (1)  January 20, 2003 Announcing Fourth Quarter 2002 Earnings
              (2) January 29, 2003 Announcing Quarterly Cash Dividend and Eighth Annual Shareholder's Meeting Date
              (3)  March 5, 2003 Announcing Completion of Stock Repurchase
                   Program
              (4)  March 26, 2003 Announcing Stock Repurchase Program

________________________________________________________________________________
                                                                             17.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORTHEAST INDIANA BANCORP, INC.


Date:  May 12, 2003               By:     /S/  STEPHEN E ZAHN
                                         ---------------------------------------
                                         Stephen E. Zahn
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)


Date:  May 12, 2003               By:    /S/  RANDY J SIZEMORE
                                         ---------------------------------------
                                         Randy J. Sizemore
                                         Senior Vice President and
                                           Chief Financial Officer
                                         (Principal Financial Officer)


________________________________________________________________________________
                                                                             18.

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


Date: May 12, 2003                 /s/ STEPHEN E. ZAHN
                                   _________________________________
                                   Stephen E. Zahn
                                   President and Chief Executive Officer

________________________________________________________________________________
                                                                             19.

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


Date: May 12, 2003                         /s/ RANDY J. SIZEMORE
                                           ___________________________________
                                           Randy J. Sizemore
                                           Chief Financial Officer

________________________________________________________________________________
                                                                             19.

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report on Form 10-QSB of Northeast Indiana Bancorp, Inc. (the "Company") for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen E. Zahn, Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By: /s/ STEPHEN E. ZAHN
 Name:  Stephen E. Zahn
 Chief Executive Officer
 May 12, 2003