Form 10QSB
period 2003-06-30
NORTHEAST INDIANA BANCORP INC
filed 2003-08-13
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
        EXCHANGE ACT

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                               OUTSTANDING AT July 24, 2003
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                                 1,464,944


      Transitional Small Business Disclosure Format: YES |_| NO |X|

                         NORTHEAST INDIANA BANCORP, INC.

                              INDEX

PART 1.     FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.     Financial Statements

            Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002                               1

            Consolidated Statements of Income for the
            three and six months ended June 30, 2003 and 2002                 2

            Consolidated Statement of Changes in Shareholders' Equity
            for the six months ended June 30, 2003                            3

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 2003 and 2002                               4

            Notes to Consolidated Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial Condition       9
            and Results of Operation

Item 3.     Controls and Procedures                                           16

PART II.    OTHER INFORMATION                                                 18

Item 1.     Legal Proceedings                                                 18

Item 2.     Changes In Securities                                             18

Item 3.     Defaults Upon Senior Securities                                   18

Item 4.     Submission of Matters to a Vote of Security Holders               18

Item 5.     Other Information                                                 18

Item 6.     Exhibits and Reports on Form 8-K                                  19

            Signature page                                                    20

            Exhibit 31.1 and Exhibit 31.2 -Certifications Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                     21

            Exhibit 32.1 and Exhibit 32.2 -Certifications Furnished
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         22

                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 And December 31, 2002

                                                                                     June 30,       December 31,
                                                                                      2003             2002
                                                                                  (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                       $   7,726,393    $  15,195,326
Noninterest earning cash and cash equivalents                                        2,225,113        3,061,082
                                                                                 -------------    -------------
     Total cash and cash equivalents                                                 9,951,506       18,256,408
Securities available for sale                                                       48,628,785       42,838,211
Securities held to maturity (fair value:
    June 30, 2003- $184,000; December 31, 2002 - $225,000)                             184,000          225,000
Loans held for sale                                                                    542,390          409,375
Loans receivable, net of allowance for loan losses:  June 30,
    2003 - $1,857,963; and December 31, 2002 - $2,135,630                          150,310,065      154,559,565
Accrued interest receivable                                                            739,425          694,593
Premises and equipment, net                                                          2,099,145        2,176,356
Investments in limited liability partnerships                                        1,717,761        1,833,375
Cash surrender value of life insurance                                               4,160,692        2,082,890
Other assets                                                                         1,719,837        1,943,142
                                                                                 -------------    -------------
     Total assets                                                                $ 220,053,606    $ 225,018,915
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Demand deposits- noninterest bearing                                        $   5,970,098    $   4,926,793
     Savings                                                                        11,454,210       10,396,258
     NOW and MMDA                                                                   32,336,009       31,029,233
     Time deposits                                                                  72,880,838       76,004,368
                                                                                 -------------    -------------
         Total deposits                                                            122,641,155      122,356,652
Borrowed funds                                                                      67,936,851       74,893,922
Accrued expenses and other liabilities                                               2,698,047        1,205,856
                                                                                 -------------    -------------
     Total liabilities                                                             193,276,053      198,456,430
Shareholders' equity
     Preferred stock, no par value: 500,000 shares authorized; 0 shares issued              --               --
     Common stock, $.01 par value: 4,000,000 shares authorized;
          6/30/03:  2,640,672 shares issued, 1,464,944 shares outstanding
          12/31/02:  2,640,672 shares issued, 1,497,058 shares outstanding              26,407           26,407
     Additional paid in capital                                                     29,081,047       29,000,459
     Retained earnings, substantially restricted                                    14,012,145       13,285,229
     Unearned employee stock ownership plan shares                                    (416,771)        (482,351)
     Unearned recognition and retention plan shares                                         --           (3,918)
     Accumulated other comprehensive income, net of tax                                 74,292          139,555
     Treasury stock, 1,175,728 and 1,143,614 common shares, at
       cost, at June 30, 2003 and December 31, 2002                                (15,999,567)     (15,402,896)
                                                                                 -------------    -------------
         Total shareholders' equity                                                 26,777,553       26,562,485
                                                                                 -------------    -------------
              Total liabilities and shareholders' equity                         $ 220,053,606    $ 225,018,915
                                                                                 =============    =============

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2003 and 2002

                                                Three months ended           Six months ended
                                                     June 30,                   June 30,
                                                 2003         2002           2003        2002
                                             -----------  -----------    -----------  -----------
                                                                  (Unaudited)
Interest income
   Loans, including fees                     $ 2,692,068  $ 3,065,836    $ 5,480,715  $ 6,245,235
   Taxable securities                            394,726      464,543        786,891      932,046
   Non-taxable securities                         17,374       14,349         34,569       19,186
   Deposits with financial institutions           44,619       84,046         81,006      186,609
                                             -----------  -----------    -----------  -----------
     Total interest income                     3,148,787    3,628,774      6,383,181    7,383,076

Interest expense
   Deposits                                      774,459    1,121,110      1,615,717    2,392,697
   Borrowed funds                                899,258      918,502      1,798,049    1,812,923
                                             -----------  -----------    -----------  -----------
     Total interest expense                    1,673,717    2,039,612      3,413,766    4,205,620

Net interest income                            1,475,070    1,589,162      2,969,415    3,177,456
Provision for loan losses                             --      175,000             --      392,300
                                             -----------  -----------    -----------  -----------

Net interest income after provision
  for loan losses                              1,475,070    1,414,162      2,969,415    2,785,156

Noninterest income
   Service charges on deposit accounts            93,585       90,224        178,121      173,850
   Loan servicing fees                            63,247       50,618        113,456      114,134
   Net loss on sale of securities
     available for sale                               --      (10,535)            --      (10,535)
   Net gain on sale of loans held for sale       259,546       41,782        425,120       72,207
   Net gain (loss) on sale of foreclosed
     real estate and repossessed assets           48,508      (76,918)        62,862      (62,287)

   Trust and brokerage fees                       50,517       70,422        102,212      116,266
   Other service charges and fees                122,459       82,045        199,764      146,791
                                             -----------  -----------    -----------  -----------
     Total noninterest income                    637,862      247,638      1,081,535      550,426

Noninterest expense
   Salaries and employee benefits                617,615      647,256      1,277,364    1,291,411
   Occupancy                                     123,454      114,796        247,182      231,317
   Data processing                               167,243      157,473        336,324      309,533
   Deposit insurance premium                       4,918        5,986         10,071       12,471
   Professional fees                              69,288       88,895        147,005      138,389
   Correspondent bank charges                     53,836       54,073         99,773      107,502
   Other expense                                 186,981      183,958        398,072      364,610
                                             -----------  -----------    -----------  -----------
     Total noninterest expense                 1,223,335    1,252,437      2,515,791    2,455,233
                                             -----------  -----------    -----------  -----------
Income before income taxes                       889,597      409,363      1,535,159      880,349
   Income tax expense                            257,550       85,476        421,900      203,238
                                             -----------  -----------    -----------  -----------

Net income                                   $   632,047  $   323,887    $ 1,113,259  $   677,111
                                             ===========  ===========    ===========  ===========
Comprehensive income                         $   617,008  $   405,616    $ 1,047,996  $   652,022
                                             ===========  ===========    ===========  ===========
Basic earnings per common share              $      0.45  $      0.22    $      0.78  $      0.46
Diluted earnings per common share            $      0.44  $      0.22    $      0.75  $      0.45

                See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six months ended June 30, 2003
                                   (Unaudited)

                                                                                                              Unearned
                                                                                                              Employee
                                                                              Additional                        Stock
                                                                Common          Paid-in       Retained        Ownership
                                                                 Stock          Capital        Earnings      Plan Shares
                                                            -------------   -------------   -------------   -------------
Balance at January 1, 2003                                  $      26,407   $  29,000,459   $  13,285,229   $    (482,351)

Net income for six months ended June 30, 2003                                                   1,113,259

Other comprehensive income (loss):
  Net change in unrealized gains (losses)
  on securities available for sale, net of tax

  Total other comprehensive (loss)


Total comprehensive income

Cash dividends ($.26 per share year to date)                                                     (386,343)

Purchase of 48,128 shares of treasury stock

Issuance of 16,014 shares of treasury stock upon exercise
of stock options                                                                  (16,661)

Tax effect of stock plans                                                          33,999

7,940 shares committed to be released under ESOP                                   63,250                          65,580


Amortization of RRP contributions

                                                            -------------   -------------   -------------   -------------
Balance at June 30, 2003                                    $      26,407   $  29,081,047   $  14,012,145   $    (416,771)
                                                            =============   =============   =============   =============


                                                                              Accumulated
                                                              Unearned          Other
                                                              Recognition    Comprehensive                       Total
                                                            And Retention    Income (Loss),   Treasury       Shareholders'
                                                             Plan Shares      Net of Tax         Stock          Equity
                                                            -------------   -------------   -------------    -------------
Balance at January 1, 2003                                  $      (3,918)  $     139,555   $ (15,402,896)   $  26,562,485

Net income for six months ended June 30, 2003                                                                    1,113,259

Other comprehensive income (loss):
  Net change in unrealized gains (losses)
  on securities available for sale, net of tax
                                                                                  (65,263)

  Total other comprehensive (loss)                                                                                 (65,263)
                                                                                                             -------------

Total comprehensive income                                                                                       1,047,996

Cash dividends ($.26 per share year to date)                                                                      (386,343)

Purchase of 48,128 shares of treasury stock                                                      (772,031)        (772,031)

Issuance of 16,014 shares of treasury stock upon exercise
of stock options                                                                                  175,360          158,699

Tax effect of stock plans                                                                                           33,999

7,940 shares committed to be released under ESOP                                                                   128,830


Amortization of RRP contributions                                   3,918                                            3,918

                                                            -------------   -------------   -------------    -------------
Balance at June 30, 2003                                               --   $      74,292   $ (15,999,567)   $  26,777,553
                                                            =============   =============   =============    =============

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2003 and 2002

                                                                                 Six months ended
                                                                                     June 30,
                                                                               2003           2002
                                                                           ------------    ------------
                                                                                     (Unaudited)
Cash flows from operating activities
     Net income                                                            $  1,113,259    $    677,111
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                           22,823         217,464
         Provision for loan losses                                                   --         392,300
         Net (gain) loss on sale of:
          Foreclosed real estate and repossessed assets                         (62,862)         62,287
          Loans held for sale                                                  (425,120)        (72,207)
          Securities available for sale                                              --          10,535
     Originations of loans held for sale                                    (16,192,611)     (2,978,590)
     Proceeds from loans sold                                                16,484,716       4,321,656
     Reduction of obligation under ESOP                                         128,830         119,340
     Amortization of RRP                                                          3,918           4,318
     Net change in:
              Other assets                                                       57,902        (197,358)
              Accrued interest receivable                                       (44,832)         41,621
              Accrued expenses and other liabilities                          1,492,191          49,436
                                                                           ------------    ------------
                  Total adjustments                                           1,464,955       1,970,802
                                                                           ------------    ------------
                      Net cash from operating activities                      2,578,214       2,647,913

Cash flows from investing activities
     Purchases of securities available for sale                             (18,888,396)    (15,043,523)
     Proceeds from maturities and principal payments of:
              Securities available for sale                                  13,235,698       8,741,709
              Securities held to maturity                                        41,000          40,000
     Proceeds from sale of securities available for sale                             --       1,405,188
     Purchase of life insurance                                              (2,000,000)             --
     Net change in loans                                                      2,787,830       2,165,348
     Proceeds from sale of foreclosed real estate and repossessed assets      1,668,277         470,395
     Expenditures on premises and equipment                                     (55,282)        (79,638)
     Proceeds from sale of premises and equipment                                    --           8,143
                                                                           ------------    ------------
           Net cash from investing activities                                (3,210,873)     (2,292,378)

Cash flows from financing activities
     Net change in deposits                                                     284,503     (10,117,975)
     Repayment of FHLB advances                                              (2,000,000)             --
     Payments of demand notes                                                  (100,000)             --
     Net change in other borrowed funds                                      (4,857,071)     (3,311,332)
     Dividends paid                                                            (386,343)       (371,988)
     Purchase of treasury stock                                                (772,031)       (377,253)
     Sale of treasury stock                                                     158,699         250,159
                                                                           ------------    ------------
Net cash from financing activities                                           (7,672,243)    (13,928,389)
                                                                           ------------    ------------

Net change in cash and cash equivalents                                      (8,304,902)    (13,572,854)

Cash and cash equivalents at beginning of period                             18,256,408      26,291,732
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $  9,951,506    $ 12,718,878
                                                                           ============    ============

Cash paid for:
     Interest                                                              $  3,473,353    $  4,151,365
     Income taxes                                                               225,850         286,300

Non-cash transactions:
     Transfer from loans to other real estate and repossessed assets          1,461,670         415,805

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 2003 and 2002 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is based on weighted-average common shares outstanding less unallocated ESOP shares and nonvested RRP shares. Diluted earnings per common share further assumes issue of any dilutive potential common shares.

                                                      Three months ended         Six months ended
                                                          June 30,                   June 30,
                                                   -----------------------   -----------------------
                                                      2003         2002         2003         2002
                                                   ----------   ----------   ----------   ----------
Earnings Per Common Share
  Net income available to common shareholders      $  632,047   $  323,887   $1,113,259   $  677,111
  Weighted average common shares outstanding
    (excluding unallocated ESOP shares and
    nonvested RRP shares)                           1,414,449    1,454,996    1,423,186    1,460,195
                                                   -------------------------------------------------
            Basic Earnings Per Common Share        $     0.45   $     0.22   $     0.78   $     0.46
                                                   =================================================

Earnings Per Common Share Assuming Dilution
  Net income available to common shareholders      $  632,047   $  323,887   $1,113,259   $  677,111
  Weighted average common shares outstanding
    for basic earnings per common share             1,414,449    1,454,996    1,423,186    1,460,195
  Add: dilutive effects of assumed exercises of
    stock options                                      28,157       28,314       51,850       44,171
                                                   -------------------------------------------------

  Weighted average common and dilutive
    potential common shares
    outstanding                                     1,442,606    1,483,310    1,475,036    1,504,366
                                                   -------------------------------------------------
Diluted Earnings Per Common Share                  $     0.44   $     0.22   $     0.75   $     0.45
                                                   =================================================



NOTE 3 - SUBSEQUENT EVENT-CASH DIVIDENDS

On July 30, 2003, the Board of Directors of Northeast Indiana Bancorp announced a cash dividend of $0.13 per common share. The dividend will be paid on August 27, 2003 to common shareholders of record on August 13, 2003. The payment of the cash dividend will reduce shareholders' equity in the third quarter by approximately $190,000.

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

NOTE 4 - STOCK REPURCHASE PLAN

On March 26, 2003, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 74,195 shares. During the quarter ended June 30, 2003 there were 18,965 shares repurchased at an average price of $16.86. This leaves 55,230 shares still available to be repurchased under the current plan.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2003, the capital requirements for First Federal under those federal regulatory requirements and First Federal's actual capital ratios. As of June 30, 2003, First Federal substantially exceeded all regulatory minimum capital requirements and is considered to be "well capitalized" as defined by federal regulatory capital requirements.

                                                                                                Minimum Required To Be Well
                                                           Minimum Required For Capital          Capitalized Under Prompt
                                         Actual                  Adequacy Purposes             Corrective Action Regulations
                                         ------                  -----------------             -----------------------------
                                  Amount        Ratio         Amount            Ratio              Amount             Ratio
                                  ------        -----         ------            -----              ------             -----
                                                               (Dollars in thousands)
Total Capital
(to risk weighted assets)       $26,321         18.7%        $11,289             8.0%             $14,111              10.0%


Tier 1 (core) capital (to
risk weighted assets)            25,056         17.8           5,645             4.0                8,467               6.0

Tier 1(core) capital (to
adjusted total assets)           25,056         11.4           8,786             4.0               10,983               5.0

Tier 1 (core) capital (to
average assets)                  25,056         11.3           8,904             4.0               11,129               5.0


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

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS (Continued)

These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. If impaired, the investments are reported at discounted amounts. First Federal's involvement in these types of investments is for tax planning purposes only and as such, First Federal is not involved in the management or operation of such investments. At June 30, 2003, First Federal had four such investments with a carrying value of $1.7 million. The most recent investment, in the amount of $500,000, became fully funded during the second quarter ended June 30, 2003. The final draw of $50,000 was remitted during the current quarter. This amount was previously included in borrowed funds in the consolidated balance sheet as of December 31, 2002.

NOTE 7 - STOCK OPTIONS

The following proforma information presents net income and basic and diluted earning per common share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

                                        Three months ended           Six months ended
                                             June 30,                     June 30,
                                         2003         2002           2003          2002
                                     -----------   -----------   -----------   -----------
Net income as reported               $   632,047   $   323,887   $ 1,113,259   $   677,111
Proforma net income                      627,448       319,990     1,104,061       669,317
Reported earnings per common share
    Basic                                   0.45          0.22          0.78          0.46
    Diluted                                 0.44          0.22          0.75          0.45
Proforma earnings per common share
    Basic                                   0.44          0.22          0.78          0.46
    Diluted                                 0.43          0.22          0.75          0.44

The weighted average fair value of stock options granted during the six months ended June 30, 2003 was $2.96 per option. The weighted average fair value of stock options granted during the six months ended June 30, 2002 was $3.16 per option. The fair value of options granted during the six months ended June 30, 2003 and June 30, 2002 were estimated using an option pricing model with the following weighted average information as of the grant date:

                                 2003             2002
                                -------         -------
Risk free rate of interest       3.27%           4.68%
Expected option life            6 years         6 years
Expected dividend yield          3.37%           3.37%
Expected volatility             24.84%          24.64%

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

NOTE 7 - STOCK OPTIONS (Continued)

In future years, as additional options are granted, the proforma effect on net income and earnings per common share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and have five year vesting schedules. The options granted during 2003 occurred during the quarter ended March 31, 2003. Information about options available for grant and options granted are as follows:

                                                          Weighted-
                                                           Average
                               Available     Options      Exercise
                               For Grant   Outstanding     Price
                               ---------   ------------  ----------
Balance at December 31, 2002    155,024      169,429     $   10.37
    Options exercised                --      (16,014)         9.91
    Options granted              (5,000)       5,000         15.27
    Options forfeited             1,150       (1,150)        12.91
                                -------      -------     ---------
Balance at June 30, 2003        151,174      157,265         10.56
                                =======      =======     =========

At June 30, 2003, options outstanding had a weighted average remaining life of approximately 3.49 years. There were 137,565 options exercisable June 30, 2003 with a weighted-average exercise price of $10.10.

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  June 30, 2003

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. As of June 30, 2003, Northeast Indiana Bancorp had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings and the interest rates paid there on. First Federal's earnings are also affected by provisions for loan losses, service charge and fee income, other noninterest income, operating expenses and income taxes. Operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing, federal deposit insurance premiums and other general administrative expenses.

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

TRUST AND FINANCIAL SERVICES

First Federal established a trust department and began offering trust services during 1998. Trust assets under management had grown to nearly $40 million when First Federal's senior trust officer resigned in the quarter ended March 31, 2003 to pursue other interests. Management conducted an executive search and also gave consideration to entering into a cooperative relationship with another financial institution that offered trust services. After the executive search was unsuccessful in producing a viable candidate and based on market constraints, management intensified its pursuit of a cooperative arrangement for trust services. After discussions with three other interested financial institutions, the search was narrowed and an institution was selected. It is anticipated that First Federal will continue to offer trust services to its existing customers and solicit new business with technical support from the other financial institution.

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  June 30, 2003

TRUST AND FINANCIAL SERVICES (continued)

The final cooperative agreement is expected to be signed during the third quarter of 2003. The trust assets and fiduciary responsibilities are also expected to be transferred during the third quarter of 2003. Management expects minimal impact to Northeast Indiana Bancorp's operating performance from this transaction.

In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers.

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $4.9 million or 2.2% from $225.0 million at December 31, 2002 to $220.1 million at June 30, 2003. Asset reduction was primarily related to cash and cash equivalents being used to fund an advance that was repaid to the Federal Home Loan Bank and the outflows of excess funds being held in repurchase agreements at the prior year end. Both of these items are components of borrowed funds on the consolidated balance sheets.

Net loans receivable decreased $4.3 million or 2.8% from $154.6 million at December 31, 2002 to $150.3 million at June 30, 2003. Most of the decline was due to both residential loans being sold into the secondary market and loan balances transferred to foreclosed real estate and repossessed assets of $1.5 million. Allowance for loan losses decreased approximately $278,000 through the six months ended June 30, 2003, which is discussed in more detail under the non-performing assets and allowance for loans losses section.

Cash surrender value of life insurance increased $2.1 million to $4.2 million at June 30, 2003 as First Federal purchased new Bank-Owned Life Insurance ("BOLI") policies on a pool of officers during the quarter ended March 31, 2003. Management believes the earnings credit rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefit plans that are currently in place for employees.

Total deposits are relatively unchanged at $122.6 million at June 30, 2003 compared to $122.4 million at December 31, 2002. Declines in time deposits of $3.1 million are more than offset by aggregate increases in noninterest bearing demand deposits, savings, NOW, and MMDA balances of $3.3 million. Management continues to focus on replacing maturing out of market jumbo time deposits with lower cost transaction-based accounts.

Other liabilities increased by $1.5 million due to both increased activity in secondary market custodial account balances and a deferred gain on the sale of foreclosed real estate. Balances

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

FINANCIAL CONDITION (continued)

had accumulated in custodial accounts at the end of the period due to increased payoff activity on loans being serviced which were subsequently remitted to the investor during the first few days of the third quarter. Management also deferred a gain on the sale of foreclosed real estate, which was created through a bulk sale of single family rental properties to a single investor during the quarter ended June 30, 2003. These properties were being carried in other assets at March 31, 2003 as real estate owned.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $632,000 or $0.44 per diluted common share and $1.1 million or $0.75 per diluted common share for the three and six months ended June 30, 2003 compared to net income of $324,000 or $0.22 per diluted common share and $677,000 or $0.45 per common diluted share for the three and six months ended June 30, 2002. The $308,000 and $436,000 dollar increases quarter to quarter and six months to six months represents a 95.1% and 62.5% increase expressed as a percentage.

Net interest income decreased to $1.5 million for the three months ended June 30, 2003 compared to $1.6 million for the three months ended June 30, 2002. Net interest income decreased to $3.0 million from $3.2 million for the six months ended June 30, 2003 and June 30, 2002. Interest income for the quarter decreased $480,000 to $3.1 million for June 30, 2003 compared to $3.6 million for June 30, 2002. Interest income for the six months ended June 30, 2003 was $6.4 million compared to $7.4 million for the six months ended June 30, 2002, a decrease of $1.0 million or 13.5%. Of the $1.0 million decrease, 36.1% is attributed to volume while 63.9% is related to lower interest rates. For the second quarter, interest expense decreased $365,000 to $1.7 million for the quarter ended June 30, 2003 compared to $2.0 million for the quarter ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was approximately $3.4 million, a decrease of $792,000 when compared to the $4.2 million expensed for the same period ended June 30, 2002. This decrease is primarily due to borrowed funds and time deposits repricing at lower rates as they mature and lower average balances between periods. During the first half of 2003, Northeast Indiana Bancorp has reduced both its funding reliance on wholesale time deposits and borrowed funds.

Due to improving non-performing assets trends during the three and six months ended June 30, 2003 and a slight reduction in loans balances outstanding during the same period, there were no provisions for loan losses recorded. This compares to provision for loan losses recorded in the amount of $175,000 and $392,000 during the three and six months ended June 30, 2002. The improving trends are discussed in more detail under the non-performing assets and allowance for loan losses section of this discussion.
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

RESULTS OF OPERATIONS (continued)

Noninterest income increased to $638,000 for the three months ended June 30, 2003. This represents a $390,000 or 157.6% increase over the $248,000 recorded for the comparable period in 2002. This significant increase was primarily due to an increase of $218,000 in net gains on the sale of loans between periods due to the ultra-low interest rate environment and the residential mortgage refinancing that has occurred. Due to a recent decision to portfolio most 10 through 15 year one-to-four family mortgages and the very recent rise in interest rates, management expects this area to return to more normal levels going forward. Other increases between quarters came from net gains on the sale of foreclosed real estate and repossessed assets during the current quarter compared to net losses on the sale of these assets during the year earlier quarter and increases in cash surrender value of life insurance between periods. Noninterest income increased to $1.1 million for the six months ended June 30, 2003 compared to the $550,000 recorded for the six months ended June 30, 2002. This significant increase is due to the same factors described for the three month comparison of noninterest income.

Noninterest expenses were relatively unchanged for both the three and six month periods ended June 30, 2003 compared to the prior year periods. For the quarterly comparison, minimal increases in occupancy and data processing were more than offset by decreases to salaries and employee benefits, deposit insurance premiums, and professional fees as management continued to focus on containing costs where possible. For the six month comparison, a modest increase of $61,000 in noninterest expenses between periods or 2.5% was due to increases in occupancy, data processing, professional fees and other expenses, partially offset by reductions to salaries and employee benefits, deposit insurance premiums and correspondent bank charges.

Income tax expense increased for the quarter ended June 30, 2003 to $258,000 compared to $85,000 for the quarter ended June 30, 2002 due primarily to higher taxable income in the current period. Northeast Indiana Bancorp's effective tax rate was 29.0% in the current quarter compared to 20.1% in the year earlier quarter. Income tax expense was $422,000 for the six months ended June 30, 2003 compared to $203,000 for the six months ended June 30, 2002. This was again due to higher taxable income between periods. The effective tax rate was 27.5% for the current period compared to 23.1% in the prior year period.

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


                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

As a result of this review process and due to improving trends in non-performing assets, Northeast Indiana Bancorp recorded no provision for loan losses for the three and six months ended June 30, 2003 compared to $175,000 and $392,000 for the same periods ended June 30, 2002.

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructuring and real estate owned and repossessed assets which have been acquired as a result of foreclosures.

The following table summarizes in thousands the various categories of non-performing assets:

                                 June 30,    March 31,   December 31,
                                   2003        2003         2002
Non-accruing loans
  One-to-four family              $  104       $  155       $  495
  Commercial real estate           3,328        4,005        5,006
  Consumer                           311          344          510
  Commercial                         102          107          207
                                  ------       ------       ------
   Total                           3,845        4,611        6,218
                                  ------       ------       ------
Foreclosed real estate
  One-to-four family                 278        1,034          420
  Commercial real estate              92           92           96
                                  ------       ------       ------
  Total                              370        1,126          516
                                  ------       ------       ------
Repossessed assets
  Consumer                            14            7           11
  Commercial                          --           --            1
                                  ------       ------       ------
  Total                               14            7           12
                                  ------       ------       ------
Total non-performing assets       $4,229       $5,744       $6,746
                                  ======       ======       ======
Total non-performing assets
as a percentage of total assets     1.92%        2.56%        3.00%
                                  ======       ======       ======

Total non-performing assets decreased from $6.7 million to $4.2 million or 1.9% of total assets at June 30, 2003 from 3.0% of total assets at December 31, 2002 and $5.7 million or 2.6% of total assets at March 31, 2003. At June 30, 2003, one borrower comprised $1.4 million or 33.3% of the $4.2 million in total non-performing assets. Management was notified of this borrower's intent to file bankruptcy during the quarter ended March 31, 2003 and is waiting to see if the borrower's financial plan will be accepted by the bankruptcy courts. Management has already

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

established a specific reserve to cover potential losses related to this borrower in prior periods and does not anticipate any further loss at this time.

The following table represents an analysis of the Company's allowance for loan losses for both the three and six months ended June 30, 2003 and June 30, 2002:

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                                     2003              2002            2003            2002
                                                 -------------     ------------    ------------    ------------
Balance at beginning of period                   $   1,796,511     $  2,071,139    $  2,135,630    $  1,954,900

Charge-offs:
     One-to-four family                                     --               --          25,954              --
     Commercial real estate                                 --           61,400         201,379          61,400
     Commercial                                             --               --         100,488              --
     Consumer                                           48,717          188,341         140,865         350,554
                                                 -------------     ------------    ------------    ------------
                                                        48,717          249,741         468,686         411,954
                                                 -------------     ------------    ------------    ------------
Recoveries:
     One-to-four family                                     --               --              --              --
     Commercial real estate                                 --               --              --              --
     Commercial                                         83,000            1,030          96,000          10,493
     Consumer                                           27,169           69,644          95,019         121,333
                                                 -------------     ------------    ------------    ------------
                                                       110,169           70,674         191,019         131,826
                                                 -------------     ------------    ------------    ------------

Net charge-offs (recoveries)                           (61,452)         179,067         277,667         280,128
Additions charged to operations                             --          175,000              --         392,300
                                                 -------------     ------------    ------------    ------------

Balance at end of period                         $   1,857,963     $  2,067,072    $  1,857,963    $  2,067,072
                                                 =============     ============    ============    ============

Ave. gross loans and loans HFS                   $ 154,851,640     $165,337,330    $156,833,897    $166,253,753
                                                 -------------     ------------    ------------    ------------
Ratio of net charge-offs (recoveries) to
average loans outstanding during the period
(annualized)                                             (0.16)%           0.43%           0.35%           0.34%
                                                 -------------     ------------    ------------    ------------
Average non-performing loans                     $   3,844,645     $  6,076,791    $  4,891,447    $  6,376,239
                                                 -------------     ------------    ------------    ------------
Ratio of net charge-offs (recoveries) to
average non-performing loans (annualized)                (6.39)%          11.79%          11.35%           8.79%
                                                 -------------     ------------    ------------    ------------


                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

Impaired loans at June 30, 2003 were $3.9 million compared to $5.5 million at December 31, 2002 and $4.0 million at March 31, 2003. The net change in impaired loans of $1.6 million between December 31, 2002 and June 30, 2003 was primarily due to a large group of one-to-four family properties being transferred to foreclosed real estate and subsequently sold. These properties were sold in a bulk package at a net gain, which was deferred due to the terms of the sale, during the quarter ended June 30, 2003. Two new impaired loans have been added during the six months ended June 30, 2003 totaling approximately $207,000. Management established specific reserves during the quarter ended June 30, 2003 towards these loans and expects no further loss at this time. As of June 30, 2003, management has set aside a total of $599,000 in specific reserves towards these impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk weighted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At June 30, 2003, First Federal exceeded all regulatory capital standards.

At June 30, 2003, First Federal's risk based capital was $26.3 million or 18.7% of risk weighted assets, which exceeds the OTS requirement of $11.3 million and 8.0% by $15.0 million and 10.7%. First Federal's core capital at June 30, 2003 was $25.1 million or 11.3% of average assets, which exceeds the OTS requirement of $8.9 million, and 4.0% by $16.2 million and 7.3%. See Note 5 of Notes to Consolidated Financial Statements (Unaudited).

First Federal's primary sources of funds are deposits, borrowings from the FHLB, the sale of fixed rate mortgages to the secondary market, principal and interest payments of loans, operations income and short-term investments. While scheduled repayments of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has maintained its liquidity position by, among other things, monitoring its cash and cash equivalents while reducing balances in rate sensitive jumbo deposits.

During the quarter ended June 30, 2003, Northeast Indiana Bancorp repurchased 18,965 shares of treasury stock at an average cost of $16.86 under a previously announced stock repurchase program. In the opinion of management, these repurchases help leverage Northeast Indiana Bancorp's remaining equity and tend to improve return on shareholder's equity. Approximately 55,000 shares are still available to be repurchased under the existing program.

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

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

Such statements are subject to risks and uncertainties, including, but not limited, to changes in economic conditions in Northeast Indiana Bancorp's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Northeast Indiana Bancorp's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Item 3.  Controls and Procedures

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and as of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and, based on their evaluation, have concluded that the disclosure controls

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  June 30, 2003

Item 3.  Controls and Procedures (continued)

and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 5 - OTHER INFORMATION

      None

                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
                               PART II (Continued)
                                Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1 and Exhibit 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 and Exhibit 32.2 - Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      (b)   Reports on Form 8-K

            (1)   April 14, 2003 Announcing First Quarter 2003 Earnings

            (2) April 24, 2003 Announcing Cash Dividend and Results of Annual Meeting

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHEAST INDIANA BANCORP, INC.


Date: August 14, 2003               By:
                                       -----------------------------------------
                                        Stephen E. Zahn
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)


Date: August 14, 2003               By:
                                       -----------------------------------------
                                        Randy J. Sizemore
                                        Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHEAST INDIANA BANCORP, INC.


   Date: August 14, 2003            By: /S/ STEPHEN E. ZAHN
                                       -----------------------------------------
                                        Stephen E. Zahn
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)


   Date: August 14, 2003            By: /S/ RANDY J. SIZEMORE
                                       -----------------------------------------
                                        Randy J. Sizemore
                                        Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)