Form 10QSB
period 2003-09-30
NORTHEAST INDIANA BANCORP INC
filed 2003-11-13
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                           OUTSTANDING AT OCTOBER 22, 2003
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                      1,472,944

          Transitional Small Business Disclosure Format: YES |_| NO |X|

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                      -----

PART 1.  FINANCIAL INFORMATION (UNAUDITED)                                     PAGE NO.
Item 1.  Financial Statements (Condensed)

         Consolidated Balance Sheets
         September 30, 2003 and December 31, 2002                                 1

         Consolidated Statements of Income for the
         three and nine months ended September 30, 2003 and 2002                  2

         Consolidated Statement of Changes in Shareholders' Equity
         for the nine months ended September 30, 2003                             3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002                                 4

         Notes to Consolidated Financial Statements                               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      9

Item 3.  Controls and procedures                                                 18

PART II. OTHER INFORMATION                                                       19

Item 1.  Legal Proceedings                                                       19

Item 2.  Changes in Securities                                                   19

Item 3.  Defaults Upon Senior Securities                                         19

Item 4.  Submissions of Matters to a Vote of Security Holders                    19

Item 5.  Other Information                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                        19

         Signature page                                                          20

         Exhibit 31.1 and Exhibit 31.2 -Certifications Pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002                                   21
         Exhibit 32.1 and Exhibit 32.2 -Certifications Furnished Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002                        22

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                                                    September 30,        December 31,
                                                                                        2003                 2002
                                                                                     (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                          $   6,429,253       $  15,195,326
Noninterest earning cash and cash equivalents                                             708,461           3,061,082
                                                                                    -------------       -------------
     Total cash and cash equivalents                                                    7,137,714          18,256,408
Securities available for sale                                                          49,127,744          42,838,211
Securities held to maturity (fair value: September
  30, 2003- $150,000; December 31, 2002 - $225,000)                                       150,000             225,000
Loans held for sale                                                                       150,850             409,375
Loans receivable, net of allowance for loan losses: September 30,
  2003 - $1,856,347 and December 31, 2002 - $2,135,630                                154,510,694         154,559,565
Accrued interest receivable                                                               819,936             694,593
Premises and equipment, net                                                             2,091,562           2,176,356
Investments in limited liability partnerships                                           1,659,954           1,833,375
Cash surrender value of life insurance                                                  4,208,969           2,082,890
Other assets                                                                            1,626,464           1,943,142
                                                                                    -------------       -------------
     Total assets                                                                   $ 221,483,887       $ 225,018,915
                                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Demand deposits-noninterest bearing                                            $   5,865,397       $   4,926,793
     Savings                                                                           11,146,900          10,396,258
     NOW and MMDA                                                                      31,755,208          31,029,233
     Time deposits                                                                     73,664,340          76,004,368
                                                                                    -------------       -------------
         Total deposits                                                               122,431,845         122,356,652
Borrowed funds                                                                         70,220,256          74,893,922
Accrued expenses and other liabilities                                                  1,709,923           1,205,856
                                                                                    -------------       -------------
     Total liabilities                                                                194,362,024         198,456,430
Shareholders' equity
     Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued                 --                  --
     Common stock, $.01 par value: 4,000,000 shares authorized;
        9/30/03: 2,640,672 shares issued, 1,472,944 shares outstanding
        12/31/02: 2,640,672 shares issued, 1,497,058 shares outstanding                    26,407              26,407
     Additional paid in capital                                                        29,116,386          29,000,459
     Retained earnings, substantially restricted                                       14,215,859          13,285,229
     Unearned employee stock ownership plan shares                                       (383,981)           (482,351)
     Unearned recognition and retention plan shares                                            --              (3,918)
     Accumulated other comprehensive income, net of tax                                    59,156             139,555
     Treasury stock, 1,167,728 and 1,143,614 common shares, at
        cost, at September 30, 2003 and December 31, 2002                             (15,911,964)        (15,402,896)
                                                                                    -------------       -------------
         Total shareholders' equity                                                    27,121,863          26,562,485
                                                                                    -------------       -------------
              Total liabilities and shareholders' equity                            $ 221,483,887       $ 225,018,915
                                                                                    =============       =============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements
                                                                              1.

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and nine months ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                      Three months ended                     Nine months ended
                                                         September 30,                          September 30,
                                                     2003               2002                2003              2002
                                                     ----               ----                ----              ----
                                                                            (Unaudited)
Interest income
   Loans, including fees                        $   2,559,296       $   3,033,529       $   8,040,007      $   9,278,765
   Taxable securities                                 390,735             482,153           1,177,626          1,414,198
   Non-taxable securities                              27,939              18,622              62,508             37,808
   Deposits with financial institutions                19,758              28,296             100,764            214,905
                                                -------------       -------------       -------------      -------------
     Total interest income                          2,997,728           3,562,600           9,380,905         10,945,676

Interest expense
   Deposits                                           708,946           1,010,280           2,324,663          3,402,977
   Borrowed funds                                     891,032             924,211           2,689,081          2,737,133
                                                -------------       -------------       -------------      -------------
     Total interest expense                         1,599,978           1,934,491           5,013,744          6,140,110

Net interest income                                 1,397,750           1,628,109           4,367,161          4,805,566
Provision for loan losses                                  --             190,000                  --            582,300
                                                -------------       -------------       -------------      -------------

Net interest income after provision
  for loan losses                                   1,397,750           1,438,109           4,367,161          4,223,266

Noninterest income
   Service charges on deposit accounts                 94,669              88,423             272,788            262,273
   Loan servicing fees                                 61,393              39,296             174,850            153,431
   Net gain(loss) on sale of securities
     available for sale                                12,397                  --              12,397            (10,535)
   Net gain on sale of loans held for sale             52,095             106,887             477,215            179,094
   Net gain (loss) on sale of foreclosed
     real estate and repossessed assets                (5,829)            (37,782)             57,033           (100,070)
   Trust and brokerage fees                            31,989              56,149             134,202            172,415
   Other service charges and fees                     106,348              76,798             306,113            223,591
                                                -------------       -------------       -------------      -------------
     Total noninterest income                         353,062             329,771           1,434,598            880,199

Noninterest expense
   Salaries and employee benefits                     653,916             659,701           1,931,281          1,951,108
   Occupancy                                          111,459             115,585             358,642            346,899
   Data processing                                    175,808             148,330             512,135            457,864
   Deposit insurance premium                            5,001               5,738              15,072             18,209
   Professional fees                                   50,948              57,500             197,953            195,889
   Correspondent bank charges                          55,540              59,398             155,314            166,899
   Other expense                                      172,216             195,348             570,279            559,969
                                                -------------       -------------       -------------      -------------
     Total noninterest expense                      1,224,888           1,241,600           3,740,676          3,696,837
                                                -------------       -------------       -------------      -------------

Income before income taxes                            525,924             526,280           2,061,083          1,406,628
   Income tax expense                                 130,728              95,868             552,628            299,106
                                                -------------       -------------       -------------      -------------

Net income                                      $     395,196       $     430,412       $   1,508,455      $   1,107,522
                                                =============       =============       =============      =============
Comprehensive income                            $     380,060       $     479,887       $   1,428,056      $   1,131,908
                                                =============       =============       =============      =============

Basic earnings per common share                 $        0.28       $        0.30       $        1.06      $        0.76
Diluted earnings per common share               $        0.28       $        0.30       $        1.02      $        0.74

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements
                                                                              2.

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      Nine months ended September 30, 2003
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                  Unearned                  Accumulated
                                                                  Employee      Unearned       Other
                                         Additional                 Stock     Recognition  Comprehensive                   Total
                             Common     Paid-in      Retained   Ownership  And Retention  Income(Loss)   Treasury    Shareholders'
                              Stock     Capital      Earnings  Plan Shares  Plan Shares    Net of Tax      Stock        Equity
                              -----     -------      --------  -----------  -----------    ----------      -----        ------
Balance at January 1, 2003   $26,407  $29,000,459  $13,285,229  $(482,351)     $(3,918)     $139,555   $(15,402,896)  $26,562,485

Net Income for nine months
  ended September 30, 2003                           1,508,455                                                          1,508,455

Other comprehensive income
(loss):
  Net change in unrealized
  gains (losses)
  on securities available
  for sale, net of tax                                                                       (80,399)
                                                                                            --------

    Total other comprehensive
    income (loss)                                                                                                         (80,399)
                                                                                                                      -----------

Total comprehensive income
(loss)                                                                                                                  1,428,056

Cash dividends ($.39 per
share year to date)                                   (577,825)                                                          (577,825)

Purchase of 48,128 shares
of treasury Stock                                                                                          (772,031)     (772,031)

Issuance of 24,014 shares of
treasury stock upon exercise
of options                                (26,584)                                                          262,963       236,379

Tax effect on stock plans                  33,999                                                                          33,999

11,909 shares committed to
be released under ESOP                    108,512                  98,370                                                 206,882

Amortization of RRP
contributions                                                                    3,918                                      3,918
                             ----------------------------------------------------------------------------------------------------
Balance at September 30,2003 $26,407  $29,116,386  $14,215,859  $(383,981)          --      $ 59,156   $(15,911,964)  $27,121,863
                             ====================================================================================================

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine months ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                 Nine months ended
                                                                                   September 30,
                                                                              2003                2002
                                                                              ----                ----
                                                                                     (Unaudited)
Cash flows from operating activities
     Net income                                                           $  1,508,455       $  1,107,522
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                         322,130            338,725
         Provision for loan losses                                                  --            582,300
         Net (gain) loss on sale of:
           Foreclosed real estate and repossessed assets                       (54,767)           100,070
           Loans held for sale                                                (477,215)          (179,094)
           Securities available for sale                                       (12,397)            10,535
        Originations of loans held for sale                                (18,187,909)        (7,417,747)
        Proceeds from loans sold                                            18,923,649          7,149,043
        Reduction of obligation under ESOP                                     206,882            181,495
        Amortization of RRP                                                      3,918              6,478
        Net change in:
              Other assets                                                      55,947           (204,771)
              Accrued interest receivable                                     (125,343)            41,470
              Accrued expenses and other liabilities                           504,067            449,841
                                                                          ------------       ------------
                  Total adjustments                                          1,158,962          1,058,345
                                                                          ------------       ------------
                      Net cash from operating activities                     2,667,417          2,165,867

Cash flows from investing activities
     Purchases of securities available for sale                            (26,763,774)       (21,105,114)
     Proceeds from maturities and principal payments of:
         Securities available for sale                                      17,735,632         11,651,656
         Securities held to maturity                                            75,000             81,000
     Proceeds from sale of securities available for sale                     2,582,867          1,405,188
     Purchase of life insurance                                             (2,000,000)                --
     Purchase of loans                                                      (1,588,213)        (2,005,427)
     Net change in loans                                                      (159,085)         5,910,678
     Proceeds from sale of foreclosed real estate and repossessed
         vehicles                                                            2,148,898            535,186
     Expenditures on premises and equipment                                   (105,486)          (101,438)
     Proceeds from sale of premises and equipment                                   --              8,143
                                                                          ------------       ------------
         Net cash from investing activities                                 (8,074,161)        (3,620,128)

Cash flows from financing activities
     Net change in deposits                                                     75,193        (13,647,681)
     Advances from FHLB                                                      6,000,000          2,000,000
     Repayment of FHLB advances                                             (8,000,000)                --
     Payments of demand notes                                                 (100,000)                --
     Net change in other borrowed funds                                     (2,573,666)        (4,767,466)
     Dividends paid                                                           (577,825)          (557,356)
     Purchase of treasury stock                                               (772,031)          (961,383)
     Sale of treasury stock                                                    236,379            252,803
                                                                          ------------       ------------
Net cash from financing activities                                          (5,711,950)       (17,681,083)
                                                                          ------------       ------------
Net change in cash and cash equivalents                                    (11,118,694)       (19,135,344)

Cash and cash equivalents at beginning of period                            18,256,408         26,291,732
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $  7,137,714       $  7,156,388
                                                                          ============       ============
Cash paid for:
     Interest                                                             $  5,076,259       $  6,126,122
     Income taxes                                                              381,650            408,800
Non-cash transactions:
     Investment in obligation relative to limited partnership                       --            500,000
     Transfer from loans to other real estate and repossessed assets         1,796,169            528,348

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 2003 and 2002 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is based on weighted-average common shares outstanding. Diluted earnings per common share further assumes issuance of any dilutive potential common shares.

                                                                    Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                   2003            2002             2003           2002
                                                                   ----            ----             ----           ----
Earnings Per Common Share
  Net income available to common shareholders                   $  395,196      $  430,412      $1,508,455      $1,107,522
  Weighted average common shares outstanding,
    (excluding unallocated ESOP and non-vested RRP shares)       1,410,934       1,438,787       1,419,016       1,452,981
                                                                ==========      ==========      ==========      ==========
  Basic Earnings Per Common Share                               $     0.28      $     0.30      $     1.06      $     0.76
Earnings Per Common Share Assuming Dilution
  Net income available to common shareholders                   $  395,196      $  430,412      $1,508,455      $1,107,522
  Weighted average common shares outstanding for
    basic earnings per common share                              1,410,934       1,438,787       1,419,016       1,452,981
  Add: dilutive effects of assumed exercises of
       stock options                                                21,930          16,095          57,219          41,680
                                                                ----------      ----------      ----------      ----------
  Weighted average common and dilutive potential
    common shares outstanding                                    1,432,864       1,454,882       1,476,235       1,494,661
                                                                ==========      ==========      ==========      ==========
    Diluted Earnings Per Common Share                           $     0.28      $     0.30      $     1.02      $     0.74

NOTE 3 - SUBSEQUENT EVENT - CASH DIVIDENDS

On October 28, 2003 the Board of Directors of Northeast Indiana Bancorp, Inc. declared a quarterly cash dividend of $.14 per common share. The dividend will be paid on November 28, 2003 to common shareholders of record on November 17, 2003. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $206,000.

--------------------------------------------------------------------------------
                                   (Continued)

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003
--------------------------------------------------------------------------------

NOTE 4 - STOCK REPURCHASE PROGRAM

On March 26, 2003, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 5.00% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 74,195 shares. There were no shares repurchased during the quarter ended September 30, 2003, but 18,965 shares were repurchased during the quarter ended June 30, 2003. This leaves approximately 55,000 shares still available to be repurchased under the current program.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 2003, the capital requirements for First Federal under those federal regulatory requirements and First Federal 's actual capital ratios. As of September 30, 2003, First Federal substantially exceeded all regulatory minimum capital requirements, and is considered to be "well capitalized" as defined by federal regulatory capital requirements.

                                                                                              Minimum Required To Be Well
                                                              Minimum Required For              Capitalized Under Prompt
                                            Actual          Capital Adequacy Purpose         Corrective Action Regulations
                                      Amount      Ratio       Amount         Ratio             Amount             Ratio
                                      ------      -----       ------         -----             ------             -----
                                                                    (Dollars in thousands)
Total Capital
(to risk weighted assets)            $26,214      18.4%      $11,417          8.0%             $14,271            10.0%

Tier 1 (core) capital (to
risk weighted assets)                 24,938      17.5%        5,708          4.0%               8,563             6.0%

Tier 1(core) capital (to
adjusted total assets)                24,938      11.3%        8,836          4.0%              11,046             5.0%

Tier 1 (core) capital (to
average assets)                       24,938      11.2%        8,870          4.0%              11,088             5.0%

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS

These represent First Federal's investments in affordable housing projects for the primary purpose of available tax benefits. They are accounted for using the cost method of accounting.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003
--------------------------------------------------------------------------------

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS (Continued)

The excess of the carrying amount of the investment over its estimated residual value is amortized during the periods in which associated tax credits are allocated to the investor. The annual amortization of the investment is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to First Federal. These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. If impaired, the investments are reported at discount amounts. First Federal's involvement in these types of investments is for tax planning purposes only and as such, First Federal is not involved in the management or operation of such investments. At September 30, 2003, First Federal had four such investments. The last investment, in the amount of $500,000, was fully funded as of September 30, 2003. The obligation was previously included in borrowed funds in the consolidated balance sheet as of December 31, 2002.

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

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                               2003             2002             2003             2002
                                               ----             ----             ----             ----
Net income as reported                     $   395,196      $   430,412      $ 1,508,455      $ 1,107,522
Proforma net income                            389,391          426,515        1,491,041        1,095,831
Reported earnings per common share
         Basic                                    0.28             0.30             1.06             0.76
         Diluted                                  0.28             0.30             1.02             0.74
Proforma earnings per common share
         Basic                                    0.28             0.30             1.05             0.75
         Diluted                                  0.27             0.29             1.01             0.73

The weighted average fair value of stock options granted during the nine months ended September 30, 2003 was $5.81 per option. The weighted average fair value of stock options granted during the nine months ended September 30, 2002 was $3.16 per option.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003
--------------------------------------------------------------------------------

NOTE 7 - STOCK OPTIONS (Continued)

The fair value of options granted during the nine months ended September 30, 2003 and September 30, 2002 were estimated using an option pricing model with the following weighted average information as of the grant date:

                                                    2003          2002
                                                    ----          ----

     Risk free rate of interest                      3.58%         4.68%
     Expected option life                         6 years       6 years
     Expected dividend yield                         3.09%         3.37%
     Expected volatility                            37.23%        24.64%

In future years, as additional options are granted, the proforma effect on net income and earnings per common share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and have five year vesting schedules. The options granted during 2003 occurred during the quarters ended March 31, 2003 and September 30, 2003. Information about options available for grant and options granted are as follows:

                                                                     Weighted-
                                                                      Average
                                         Available       Options      Exercise
                                         For Grant     Outstanding     Price
                                         ---------     -----------     -----

      Balance at January 1, 2003          155,024        169,429       $10.37
          Options exercised                    --        (24,014)        9.84
          Options granted                 (15,000)        15,000        18.85
          Options forfeited                 1,150         (1,150)       12.91
                                          -------        -------
      Balance at September 30, 2003       141,174        159,265        11.23
                                          =======        =======

At September 30, 2003, options outstanding had a weighted average remaining life of approximately 3.71 years. There were 129,565 options exercisable at September 30, 2003 with a weighted-average exercise price of $10.12.

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. (the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. As of September 30, 2003, Northeast Indiana Bancorp had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

--------------------------------------------------------------------------------
                                 Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

TRUST AND FINANCIAL SERVICES (continued)

The final cooperative agreement was signed during the third quarter of 2003. The trust assets and fiduciary responsibilities were also transferred during the third quarter of 2003. Management expects minimal impact to Northeast Indiana Bancorp's operating performance from this transaction.

In February 1999, Northeast Indiana Bancorp announced the establishment of Northeast Indiana Financial, Inc., a wholly-owned subsidiary of First Federal. Northeast Indiana Financial, Inc. provides brokerage services through the purchase of mutual funds, annuities, stocks and bonds for its customers.

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $3.5 million or 1.6% from $225.0 million at December 31, 2002 to $221.5 million at September 30, 2003. Asset reduction at September 30, 2003 compared to December 31, 2002 was due to an advance being repaid to the Federal Home Loan Bank and excess funds being held in repurchase agreements at the prior year end flowing out. Cash and cash equivalents were used to fund both outflows, and cash and cash equivalents decreased by approximately $11.1 million to $7.1 million at September 30, 2003 from $18.3 million at December 31, 2002. Securities available for sale increased $6.3 million from $42.9 million at December 31, 2002 to $49.1 million at September 30, 2003.

Net loans receivable were relatively unchanged from $154.6 million at December 31, 2002 to $154.5 million at September 30, 2003. Even though net loan receivable growth was relatively flat, First Federal actually increased its lending relationships due to $18.9 million of residential mortgages sold into the secondary market with servicing retained during the nine months ended September 30, 2003. These sales slowed down in the third quarter 2003 as interest rates began to increase and management began holding 10 and 15 year residential mortgages in the loan portfolio again. Allowance for loan losses decreased approximately $279,000 through the nine months ended September 30, 2003, which is discussed in more detail under the non-performing assets and allowance for loan losses section.

Cash surrender value of life insurance increased $2.1 million to $4.2 million at September 30, 2003 as First Federal purchased new Bank-Owned Life Insurance ("BOLI") policies on a pool of officers during the quarter ended March 31, 2003. Management believes the earnings credit rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefit plans that are currently in place for employees.

Total deposits were unchanged at $122.4 million at both September 30, 2003 and December 31, 2002. Declines in time deposits of $2.3 million were more than offset by aggregate increases in noninterest bearing demand deposits, savings, NOW and MMDA balances of $2.3 million.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

FINANCIAL CONDITION(Continued)

Management continues to focus on replacing maturing out of market jumbo time deposits with lower cost transaction-based accounts.

Other liabilities increased $504,000 primarily due to a deferred gain on the sale of foreclosed real estate. The deferred gain was created through a bulk sale of single family rental properties to a single investor during the quarter ended June 30, 2003. These properties were part of non-performing loan balances at December 31, 2002.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $395,000 or $0.28 per diluted common share and $1.5 million or $1.02 per diluted common share for the three and nine months ended September 30, 2003 compared to $430,000 or $0.30 per diluted common share and $1.1 million or $0.74 per diluted common share for the three and nine months ended September 30, 2002.

The $35,000 decrease quarter to quarter represents an 8.2% decrease expressed as a percentage. The $401,000 increase to $1.5 million for the nine months ended September 30, 2003 compared to $1.1 million for the nine months ended September 30, 2002 represents a 36.2% increase.

Net interest income decreased to $1.4 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002. Net interest income decreased to $4.4 million from $4.8 million for the nine months ended September 30, 2003 and September 30, 2002. Interest income for the current quarter decreased $565,000 to $3.0 million for September 30, 2003 compared to $3.6 million for September 30, 2002. Interest income for the nine months ended September 30, 2003 was $9.4 million compared to $10.9 million for the nine months ended September 30, 2002, a decrease of $1.6 million or 14.3%. Of the $1.6 million decline, 31.3% is attributed to volume while 68.7% is related to lower rates. The high volume refinancing trends of 2003 have made it very difficult for Northeast Indiana Bancorp to maintain average interest-earning asset balances and to hold the loss of interest-earning asset yields at levels exceeding declines in interest-bearing liability costs. For the third quarter, interest expense decreased $335,000 to $1.6 million for the quarter ended September 30, 2003 compared to $1.9 million for the quarter ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was approximately $5.0 million, a decrease of $1.1 million compared to $6.1 million expensed for the same period ended September 30, 2002. This decrease is primarily due to borrowed funds and time deposits repricing at lower rates as they mature and lower average balances between periods. During the nine months ended September 30, 2003, Northeast Indiana Bancorp has reduced both its funding reliance on wholesale time deposits and borrowed funds.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (Continued)

Due to improving non-performing asset trends during the three and nine months ended September 30, 2003 and flat overall growth in net loans receivable, there were no provisions for loan losses recorded. This compares to provision for loan losses recorded in the amount of $190,000 and $582,000 during the three and nine months ended September 30, 2002. The improving trends are discussed in more detail under the non-performing assets and allowance for loan losses section of this discussion.

Noninterest income increased to $353,000 for the three months ended September 30, 2003 compared to $330,000 for the comparable period in 2002. This increase was due to increases in service charges on deposit accounts, loan servicing fees, decreases in net losses on the sale of foreclosed real estate and repossessed assets and increases in other service charges and fees, partially offset by decreases in net gains on the sale of loans held for sale and trust and brokerage fees. Loan servicing fees were impacted by lesser amortization of mortgage servicing rights due to fewer payoffs on serviced mortgage loans. The decline in selling of fixed rate residential mortgages also led to the decrease on net gains on loans held for sale . The decrease in net losses on sale of foreclosed real estate and repossessed assets was due to fewer repossessions during the current quarter due to improving non-performing loan trends. Trust and brokerage fees declined due to fewer broker fees and lesser trust fees as First Federal transitioned its trust department into a cooperative arrangement with another financial institution discussed previously under Trust and Financial Services. Other service charges and fees increased mainly due to increases in cash surrender values on BOLI contracts executed in March 2003. Noninterest income increased to $1.4 million for the nine months ended September 30, 2003 compared to $880,000 recorded for the nine months ended September 30, 2002. This significant increase is related to higher residential mortgage sale volumes as evidenced in a $298,000 or 166.5% increase in net gains on the sale of loans held for sale between periods. Based on interest rate trends and the recent decision to portfolio most ten through fifteen year 1-4 family mortgages, management expects the net gains on the sale of loans held for sale to return to more normal levels going forward. There were also net gains on the sale of foreclosed real estate and repossessed assets in the current period versus net losses in the prior period and increases in other service charges and fees from the new BOLI contracts. All of these items were partially offset by declines in trust and brokerage fees.

Noninterest expenses were relatively unchanged for both the three and nine month periods ended September 30, 2003, compared to the prior year periods. For the quarterly comparison, an increase in data processing was offset by decreases in all other areas. For the nine month comparison, increases in data processing, professional fees, occupancy and other expenses were offset by declines in salaries and employee benefits, deposit insurance premiums, and correspondent bank charges.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (Continued)

Income tax expense increased to $131,000 for the quarter ended September 30, 2003 compared to $96,000 for the quarter ended September 20, 2002 even though income before taxes was relatively unchanged. This is due to a tax adjustment made in the prior year's comparable quarter to reflect tax credits that became available during that period on a new limited liability partnership investment. Northeast Indiana Bancorp's effective tax rate was 24.9% in the current quarter compared to 18.2% in the year earlier quarter. Income tax expense was $553,000 for the nine months ended September 30, 2003 compared to $299,000 for the nine months ended September 30, 2002. This was due to higher taxable income between periods. The effective tax rate was 26.8% for the current nine month period compared to 21.3% in the prior nine month period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process and due to improving trends in non-performing assets, Northeast Indiana Bancorp recorded no provisions for loan losses for the three and nine months ended September 30, 2003 compared to $190,000 and $582,000 for the same periods ended September 30, 2002.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructurings, other repossessed assets and real estate owned which has been acquired as a result of foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                       September 30,     June 30,        March 31,      December 31,
                                           2003            2003            2003             2002
Non-accruing loans
  One-to-four family                     $     137       $     104       $     155       $     495
  Commercial real estate                     2,747           3,328           4,005           5,006
  Consumer                                     213             311             344             510
  Commercial                                   134             102             107             207
                                         ---------------------------------------------------------
   Total                                     3,231           3,845           4,611           6,218
                                         ---------------------------------------------------------

Foreclosed real estate
  One-to-four family                           202             278           1,034             420
  Commercial real estate                        16              92              92              96
                                         ---------------------------------------------------------
  Total                                        218             370           1,126             516
                                         ---------------------------------------------------------
Repossessed assets
  Consumer                                       9              14               7              11
  Commercial                                     2              --              --               1
                                         ---------------------------------------------------------
  Total                                         11              14               7              12
                                         ---------------------------------------------------------
Total non-performing assets              $   3,460       $   4,229       $   5,744       $   6,746
                                         =========================================================
Total non-performing assets
as a percentage of total assets               1.56%           1.92%           2.56%           3.00%
                                         =========================================================

Total non-performing assets decreased from $6.7 million to $3.5 million or 1.6% of total assets at September 30, 2003 from 3.0% of total assets at December 31, 2002. At September 30, 2003, one borrower comprised $1.4 million or 40.0% of the $3.5 million in total non-performing assets. Management had previously been notified of this borrower's intent to file bankruptcy. During the quarter ended September 30, 2003, the bankruptcy court rejected the borrower's financial plan and dismissed the bankruptcy filing. Management has since initiated foreclosure proceedings against this borrower. Due to the nature of this property, it could still take several months to bring this property into foreclosed real estate. Management has already established a specific reserve to cover estimated losses related to this borrower in prior periods and does not anticipate any further loss at this time.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table represents an analysis of First Federal's allowance for loan losses for both the three and nine months ended September 30, 2003 and September 30, 2002:

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                        September 30,
                                             2003               2002               2003               2002
                                         ---------------------------------------------------------------------
Balance at beginning of period           $  1,857,963       $  2,067,072       $  2,135,630       $  1,954,900

Charge-offs:
     One-to-four family                            --                 --             25,954                 --
     Commercial real estate                    34,343                 --            235,722             61,400
     Commercial                                    --                 --            100,488                 --
     Consumer                                  30,323            193,333            171,188            543,887
                                         ---------------------------------------------------------------------
                                               64,666            193,333            533,352            605,287
Recoveries:
     One-to-four family                            --                 --                 --                 --
     Commercial real estate                        --                 --                 --                 --
     Commercial                                    --                 --             96,000             10,493
     Consumer                                  63,050             47,968            158,069            169,301
                                         ---------------------------------------------------------------------
                                               63,050             47,968            254,069            179,794
                                         ---------------------------------------------------------------------

Net Charge-offs                                 1,616            145,365            279,283            425,493
Additions charged to operations                    --            190,000                 --            582,300
                                         ---------------------------------------------------------------------

Balance at end of period                 $  1,856,347       $  2,111,707       $  1,856,347       $  2,111,707
                                         =====================================================================

Ave. gross loans and loans HFS           $156,429,415       $166,132,353       $156,697,589       $166,212,841
--------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the
period to average loans
outstanding during the period
(annualized)                                     0.00%              0.35%              0.24%              0.34%
--------------------------------------------------------------------------------------------------------------
Average non-performing loans             $  3,232,106       $  6,654,677       $  3,896,046       $  6,288,097
--------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during
the period to average non-
performing loans (annualized)                    0.20%              8.74%              9.56%              9.02%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

Impaired loans at September 30, 2003 were $3.1 million compared to $5.5 million at December 31, 2002. The net change in impaired loans of $2.4 million between December 31, 2002 and September 30, 2003 was primarily due to a large group of one-to-four family properties being transferred to foreclosed real estate and subsequently sold. Most of these properties were sold in a bulk package at a net gain, which was deferred due to the terms of the sale, during the quarter ended June 30, 2003. An additional smaller group was transferred to foreclosed real estate and sold at a slight loss during the quarter ended September 30, 2003. Two new impaired loans have been added during the nine months ended September 30, 2003 totaling approximately $229,000. Management established specific reserves during the quarters ended September 30, 2003 and June 30, 2003 towards these loans and expects no further loss at this time. As of September 30, 2003, management has set aside a total of $647,000 in specific reserves towards impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk weighted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At September 30, 2003, First Federal exceeded all regulatory capital standards.

At September 30, 2003, First Federal's risk based capital was $26.2 million or 18.4% of risk weighted assets, which exceeds the OTS requirement of $11.4 million and 8.0% by $14.8 million and 10.4%. First Federal's core capital at September 30, 2003 was $24.9 million or 11.2% of average assets, which exceeds the OTS requirement of $8.9 million, and 4.0% by $16.0 million and 7.2%. See
Note 5 of Notes to Consolidated Financial Statements (Unaudited).

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

During the quarter ended September 30, 2003, no shares were repurchased by Northeast Indiana Bancorp under a previously announced stock repurchase program. In the opinion of management, repurchases help leverage Northeast Indiana Bancorp's remaining equity and tend to improve return on shareholder's equity. Approximately 55,000 shares are still available to be repurchased under the existing program.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               September 30, 2003
--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1 and Exhibit 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 and Exhibit 32.2 - Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      (b)   Reports on Form 8-K

      (1)   July 14, 2003 Announcing Second Quarter Earnings for 2003

      (2)   July 30, 2003 Announcing Cash Dividend

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTHEAST INDIANA BANCORP, INC.


Date: November 14, 2003                By: /S/ STEPHEN E. ZAHN

                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:  November 14, 2003               By: /S/ RANDY J. SIZEMORE

                                           Randy J. Sizemore
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)