Form 10KSB
period 2003-12-31
NORTHEAST INDIANA BANCORP INC
filed 2004-03-26
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| . NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Our revenues for the most recent fiscal year: $14.1 million.

      The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked price of such stock as of March 5, 2004, was $24.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate.)

      As of March 5, 2004, there were 1,490,614 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2003. Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders.

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

      At December 31, 2003, we had $227.4 million of assets and stockholders' equity of $27.2 million (or 12.0% of total assets).

      First Federal is a federally chartered stock savings association headquartered in Huntington, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC), which is backed by the full faith and credit of the United States Government.

      Northeast Financial, an Indiana corporation, was established as a subsidiary of First Federal to provide brokerage services through an affiliation with Multi-Financial Securities Corporation (broker/dealer).

      Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. We also originate commercial real estate, construction, consumer and commercial business loans. We have in the past purchased a limited number of loans and equipment leases. At December 31, 2003, substantially all of the real estate mortgage loans, including commercial and multi-family, were secured by properties located in our market area. We also invest in obligations of states and political subdivisions, mutual funds and other permissible investments.

      We offer traditional trust services made possible by a cooperative agreement with another financial institution located in northern Indiana. This agreement was signed and First Federal's existing trust assets were converted to the other financial institution during 2003 following the resignation of First Federal's senior trust officer. Under the new agreement, First Federal will continue to offer trust services to existing customers and solicit new business with technical support from the other institution.

      Our revenues are derived principally from interest on loans, investment and other securities and service fee income. We do not originate loans to fund leveraged buyouts, and have no loans to foreign corporations or governments. While we generally solicit deposits only in our primary market area, at December 31, 2003, we had $7.7 million in brokered deposits.

      Our executive offices are located at 648 North Jefferson Street, Huntington, Indiana 46750, and our telephone number at that address is (260) 356-3311.

Risk Factors

      Like all regulated financial institutions, we are exposed to numerous risks that could adversely impact profits, financial condition and cash flows, and, ultimately, franchise value. In order to mitigate these risks somewhat, we have various policies, personnel and committees that establish limits for and monitor various aspects of our risk profile. There can be no assurance that such policies, personnel and committees will be effective in controlling these or other risks.

      Geographic Risks. A significant majority of our assets, deposits and fee income are generated in our local lending area. As a result, deterioration of local economic conditions in this area could expose us to losses associated with higher loan default rates and lower asset collateral values, deposit withdrawals and other factors that could adversely impact our financial condition and results of operations.

      Fluctuations in Interest Rates (Market Risk). Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact our ability to generate new variable loans and cause the value of our fixed-rate assets to decline. An increase in market interest rates may also adversely impact the ability of adjustable rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase. Significant decreases in market interest rates could result in an acceleration of loan repayments thereby mitigating the positive impact of declining interest rates on fixed rate assets. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different rate indices, can impact interest rate spread.

      Competition Risk. We face significant competitive pressure from local and regional banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of our competitors are larger and have greater financial and other resources. We compete on the basis of our reputation, localized decision-making, interest rates, convenient locations and quality of customer service.

      Credit Risk. We are exposed to credit risk on the loans and other credit instruments we have in our portfolio. While the portfolio is closely monitored and an on-going analysis and evaluation of this risk is performed, because of the nature of our business, unexpected credit losses may subsequently be identified as a result of additional analysis we perform or comments received from regulatory examiners. In addition, collateral values may deteriorate subsequent to the making of a loan so that a loss exposure develops.

      Legislative and Regulatory Risk. Our operations are subject to extensive regulation by federal banking authorities and are also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Policies adopted and positions taken by these regulatory and administrative entities can impact our operations. In addition, these authorities periodically examine us and may impose various requirements or sanctions. The regulatory environment may periodically change significantly as new laws and regulations are promulgated. As a result of new laws and regulations, the competitive environment may also change significantly.

      Dividend Limitation Risk. Northeast Indiana is a holding company and its operations are conducted primarily through First Federal, its operating subsidiary. Thus, Northeast Indiana's ability to pay dividends to its shareholders and to service its debt is dependent primarily upon the ability of First Federal to make dividend and other payments to Northeast Indiana. Certain laws and regulatory requirements restrict the ability of First Federal to make such payments to Northeast Indiana, and Northeast Indiana to make payments to shareholders.

      Liquidity Risk. We closely monitor our liquidity position including our sources of funding and commitments to fund assets or deposit withdrawals. We maintain adequate credit facilities. We believe that we have sufficient liquidity to fund our commitments. However, changes in the stability of the economic, social or political environments culminating in large withdrawals, or a deterioration in the public's confidence in the banking system in general or in us in particular, could have an adverse impact on our liquidity position.

      Operational Risk. We rely on various information systems for operating significant aspects of our business, including loan and deposit information, as well as internal management systems. These systems and our operations could be adversely affected by, among other things, damage or interruption from natural disasters, power loss, network failure, improper operations, security breaches, computer viruses or sabotage. Controls and procedures have been implemented to minimize these risks, but any disruption in the operation of our various information systems could adversely impact our operations which may affect our results of operations and financial condition.

      Reputation Risk. We strive to operate in a professional manner and have implemented various personnel policies and procedures, including an employee code of conduct applicable to all employees, to help ensure the maintenance of integrity and professionalism. Nevertheless, Northeast Indiana or its employees may fail to perform in accordance with these policies and procedures, or we may find ourselves in a situation that is embarrassing from a public relations perspective and, upon this information becoming public knowledge, may suffer damage to our reputation. This damage could adversely impact customer confidence and have an adverse impact on our financial condition and results of operations.

      Disintermediation. In the banking and financial services businesses, disintermediation is the process by which customers and potential customers bypass banks and other traditional financial institutions thereby depleting anticipated revenue streams. While we continue our efforts to make our products and services an integral, valuable component of our customers' financial transactions, the possibility of disintermediation is an inherent risk in the banking and traditional financial services business as customers may migrate to other financial intermediaries.

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

Lending Activities

      Our loan portfolio consists primarily of conventional, first mortgage loans secured by one-to four-family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans, construction or development loans and loans secured by multi-family real estate. At December 31, 2003, gross loans outstanding totaled $169.4 million, of which $91.6 million or 54.10% were one-to four-family residential mortgage loans. Of the one-to four-family mortgage loans outstanding at that date, 63.57% were fixed-rate loans, and 36.43% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $25.1 million, of which 82.42% were fixed-rate loans and 17.58% were adjustable-rate loans. Also at that date, construction or development loans totaled $9.5 million or 5.59% of the total loan portfolio, 37.92% of which were adjustable-rate loans. At December 31, 2003, commercial business loans totaled $22.0 million or 12.96% of the total loan portfolio, of which 49.96% were fixed-rate loans and 50.04% were adjustable-rate loans.

      At December 31, 2003, the balance of our consumer loans consisted of $21.2 million of loans, which represented 12.51% of the gross loan portfolio. Of the consumer loans outstanding, 68.32% were fixed-rate loans and 31.68% were adjustable-rate loans.

      The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2003, the maximum amount, which First Federal could have lent to any one borrower and the borrower's related entities, was approximately $4.0 million. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2003, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship at December 31, 2003 was $3.0 million in loans to one borrower and was secured primarily by real estate.

      Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                          December 31,
                                ----------------------------------------------------------------------------------------------------
                                      2003                2002                2001                 2000                 1999
                                ----------------------------------------------------------------------------------------------------
                                 Amount   Percent   Amount    Percent   Amount    Percent     Amount   Percent     Amount    Percent
                                 ------   -------   ------    -------   ------    -------     ------   -------     ------    -------
                                                                      (Dollars in Thousands)
Real Estate Loans
One- to four-family .......     $ 91,637   54.10%  $ 86,489    54.47%  $ 95,777     57.03%   $117,683    57.61%   $119,283    55.50%
Multi-family ..............        4,709    2.78      3,709     2.34      3,625      2.16       4,377     2.14       3,779     1.76
Commercial ................       20,424   12.06     19,482    12.27     20,199     12.03      24,519    12.00      24,471    11.39
Construction or development        9,469    5.59      6,074     3.82      6,363      3.79       7,188     3.52      12,613     5.87
                                --------  ------   --------   ------   --------    ------    --------   ------    --------   ------
   Total real estate loans       126,239   74.53    115,754    72.90    125,964     75.01     153,767    75.27     160,146    74.52
                                --------  ------   --------   ------   --------    ------    --------   ------    --------   ------

Other Loans:
Consumer Loans:
Deposit account ...........          153     .09        127      .08         34       .02          53     0.03          47     0.02
Automobile ................        9,591    5.66     10,409     6.55     12,788      7.61      14,098     6.90      15,442     7.18
Home equity ...............        6,148    3.63      6,140     3.87      5,821      3.47       6,961     3.41       6,366     2.96
Home improvement ..........          628     .37      1,472      .93      2,791      1.66       1,251     0.61         805     0.37
Other .....................        4,664    2.76      5,620     3.54      6,277      3.74       7,422     3.63       7,935     3.70
                                --------  ------   --------   ------   --------    ------    --------   ------    --------   ------
   Total consumer loans ...       21,184   12.51     23,768    14.97     27,711     16.50      29,785    14.58      30,595    14.23
                                --------  ------   --------   ------   --------    ------    --------   ------    --------   ------
Commercial business loans .       21,956   12.96     19,263    12.13     14,259      8.49      20,730    10.15      24,184    11.25
                                --------  ------   --------   ------   --------    ------    --------   ------    --------   ------
   Total loans ............      169,379  100.00%   158,785   100.00%   167,934    100.00%    204,282   100.00%    214,925   100.00%
                                          ======              ======               ======               ======               ======

Less:
Undisbursed portion of
construction loans ........        3,503              1,455               2,217                 1,745                4,088
Loans in process ..........          134                318                 641                   156                  443
Deferred fees and discounts          293                316                 291                   229                  233
Allowance for loan losses .        1,772              2,136               1,955                 2,001                1,766
                                --------           --------            --------              --------             --------
Total loans receivable, net     $163,677           $154,560            $162,830              $200,151             $208,395
                                ========           ========            ========              ========             ========

      The following table shows the composition of our loan portfolio by fixed-and adjustable-rate at the dates indicated.

                                                                                      December 31,
                                                         ----------------------------------------------------------------------
                                                                 2003                    2002                     2001
                                                         ----------------------------------------------------------------------
                                                          Amount      Percent      Amount     Percent        Amount    Percent
                                                         ----------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
 One- to four-family ...............................     $ 58,254      34.39%     $ 56,424      35.54%     $ 56,043      33.37%
 Multi-family ......................................        2,926       1.73         3,594       2.26         2,732       1.63
 Commercial ........................................       17,788      10.50        17,670      11.13        18,097      10.78
 Construction or development .......................        5,878       3.47         4,163       2.62         4,714       2.81
                                                         --------     ------      --------     ------      --------     ------
    Total real estate loans ........................       84,846      50.09        81,851      51.55        81,586      48.59
                                                         --------     ------      --------     ------      --------     ------
Consumer ...........................................       14,472       8.54        16,419      10.34        19,325      11.51
Commercial business ................................       10,969       6.48         7,523       4.74         6,999       4.17
                                                         --------     ------      --------     ------      --------     ------
    Total fixed-rate loans .........................      110,287      65.11       105,793      66.63       107,910      64.27

Adjustable-Rate Loans:
Real estate:
 One- to four-family ...............................       33,383      19.71        30,065      18.94        39,734      23.66
 Multi-family ......................................        1,783       1.05           115        .07           893       0.53
 Commercial ........................................        2,636       1.56         1,812       1.14         2,102       1.25
 Construction or development .......................        3,591       2.12         1,911       1.20         1,649       0.98
                                                         --------     ------      --------     ------      --------     ------
    Total real estate loans ........................       41,393      24.44        33,903      21.35        44,378      26.42
                                                         --------     ------      --------     ------      --------     ------
Consumer ...........................................        6,712       3.96         7,349       4.63         8,386       4.99
Commercial business ................................       10,987       6.49        11,740       7.39         7,260       4.32
                                                         --------     ------      --------     ------      --------     ------
    Total adjustable-rate loans ....................       59,092      34.89        52,992      33.37        60,024      35.73
                                                         --------     ------      --------     ------      --------     ------
    Total loans ....................................      169,379     100.00%      158,785     100.00%      167,934     100.00%
                                                                      ======                   ======                   ======

Less:
     Undisbursed portion of construction loans .....        3,503                    1,455                    2,217
     Loans in process ..............................          134                      318                      641
     Deferred fees and discounts ...................          293                      316                      291
     Allowance for loan losses .....................        1,772                    2,136                    1,955
                                                         --------                 --------                 --------
           Total loans receivable, net .............     $163,677                 $154,560                 $162,830
                                                         ========                 ========                 ========

      The following schedule illustrates the interest rate sensitivity of our loan portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                          Real Estate
                   ---------------------------------------------------------
                                         Multi-family and   Construction or                         Commercial
                   One- to Four-Family     Commercial         Development         Consumer           Business           Total
                   -----------------------------------------------------------------------------------------------------------------
                              Weighted           Weighted           Weighted           Weighted          Weighted           Weighted
                              Average             Average           Average            Average            Average            Average
                   Amount       Rate    Amount      Rate   Amount     Rate     Amount    Rate    Amount    Rate     Amount    Rate
                   -----------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Due During the
Period Ending
December 31,
2004 .........     $     5      8.51%   $    62    8.06%   $9,294     6.06%   $ 4,871    8.82%  $ 8,011    4.81%   $ 22,243   6.25%
2005 and 2006          443      6.77      1,797    8.51       175     6.25      3,315    8.48     2,443    5.73       8,173   7.54
2007 and 2008        2,728      6.85        764    5.76        --       --      6,151    6.93     5,232    6.02      14,875   6.53
2009 to 2013 .      12,753      6.46      8,898    7.05        --       --      6,621    6.36     3,283    6.00      31,555   6.56
2014 to 2033 .      75,708      6.02     13,612    7.34        --       --        226    7.96     2,987    5.99      92,533   6.22
                   -------              -------            ------             -------           -------            --------
                   $91,637      6.11%   $25,133    7.27%   $9,469     6.06%   $21,184    7.44%  $21,956    5.54%   $169,379   6.38%
                   =======              =======            ======             =======           =======            ========

      The total amount of loans due after December 31, 2003 which have predetermined interest rates is $97.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $49.9 million.

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

      One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, our present customers, walk-in customers and referrals from real estate brokers. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At December 31, 2003, one- to four-family residential mortgage loans totaled $91.6 million, or 54.10%, of the gross loan portfolio.

      We currently offer fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 2003, we originated $41.5 million of fixed-rate loans and $16.2 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.

      We offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. We originate adjustable-rate mortgage loans with terms of up to 30 years. We offer one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the United States Treasury. Increases or decreases in the interest rate of our adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example the one year adjustable rate mortgage product has limits of 5.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 2003, the total balance of one- to four-family adjustable-rate loans was $33.4 million or 19.71% of our gross loan portfolio.

      We also offer fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2003, the total balance of one- to four-family fixed-rate loans was $58.2 million or 34.39% of our gross loan portfolio.

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

      Commercial and Multi-Family Real Estate Lending. We have also engaged in commercial and multi-family real estate lending in our market area. At December 31, 2003, we had $20.4 million and $4.7 million of commercial and multi-family real estate loans, which represented 12.06% and 2.78%, of the gross loan portfolio.

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

      Construction or Development Lending. At December 31, 2003, we had $9.5 million of construction or development loans. We offer loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 2003, we had $5.9 million and $3.6 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 3.47% and 2.12%, respectively, of our gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

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

      A significant component of our consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed six years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 2003, automobile loans totaled $9.6 million or 5.66% of the gross loan portfolio. Of this amount, approximately $3.7 million or 38.54% and $5.9 million or 61.46% were originated on a direct and indirect basis, respectively.

      We also originate fixed rate second mortgages and adjustable rate home equity line of credit loans. Home equity and second mortgage loans secured by mortgages, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value (where we have the first mortgage) of the property securing the loan or 80% or less of appraised value (where we do not have the first mortgage) or 75% or less of appraised value (where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 2003, home equity and second mortgage loans, most of which are secured by mortgages, amounted to $6.1 million and $600,000, which represented 3.63% and .37% of the gross loan portfolio.

      At December 31, 2003, the consumer loan portfolio totaled $21.2 million, or 12.51% of our gross loan portfolio. At December 31, 2003, approximately 8.54% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 3.96% were adjustable rate consumer loans.

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

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2003, $207,000 of our consumer loans were non-performing, representing .12% of the gross loan portfolio.

      The $207,000 of non-performing consumer loans includes $72,000 that represented the present value of individual lease contracts and their residual value that were received from the foreclosure of a commercial borrower in the fourth quarter of 2000. The present value of $72,000 at December 31, 2003 has been reduced from $685,000 of present value of the collateral at December 31, 2001. The present value of the leases and contracts was $1.5 million at December 31, 2000.

      Commercial Business Lending. We also originate commercial business loans and purchase commercial leases. At December 31, 2003 approximately $22.0 million, or 12.96% of our gross loan portfolio was commercial business lending. The largest commercial business loan at this date was a combination real estate and equipment loan of $2.4 million to a foundry operation.

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

      While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 2003, we originated $71.8 million in fixed-rate loans and $39.7 million in adjustable rate loans.

      One- to four-family loan originations increased for the year to $57.7 million in 2003 from $37.1 million in 2002, reflecting the drop in mortgage rates resulting in an increase in refinancing during 2003.

      We have purchased loans from time to time from other Financial Institutions with whom we have developed a comfort level. These purchases are typically secured by commercial real estate or leased equipment and help in managing First Federal's loan diversity and overall asset liability management. Management imposes similar underwriting standards to these purchases that would apply to its own originations. During the year ended December 31, 2003, First Federal purchased $1.7 million in loans from other financial institutions.

      First Federal began selling conforming long term fixed rate mortgages to Freddie Mac during 2000. The intent was to both improve First Federal's sensitivity to interest rate risk and to provide another source of liquidity. We additionally have sold participations in our own loan originations on occasion to other financial institutions. The purpose of such sales would be to decrease First Federal's concentration risk with any single borrower. During the year ended December 31, 2003, First Federal originated $19.1 million in conforming fixed rate mortgages that were sold to Freddie Mac. There were no participation loans sold during the same time frame.

Asset Quality

      The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2003. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                      Loans Delinquent For:
                                    ------------------------------------------------------------
                                            30 to 89 Days                90 Days and Over               Total Delinquent Loans
                                    ---------------------------------------------------------------------------------------------
                                                        Percent                         Percent                          Percent
                                                        of Loan                         of Loan                          of Loan
                                    Number    Amount    Category      Number   Amount   Category      Number    Amount   Category
                                    ---------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Real Estate:
One- to four-family ...........        20     $  832      0.91%          2     $   81      0.09%         22     $  913      1.00%
Multi-family ..................         0         --      0.00           0         --      0.00           0         --      0.00
Commercial ....................         0         --      0.00          35      2,047     10.02          35      2,047     10.02
Construction or development ...         1         61      0.64           0         --      0.00           1         61      0.64
Consumer ......................        49        412      1.94          43        207      0.98          92        619      2.92
Commercial Business ...........         2         28      0.13           3         78      0.36           5        106      0.48
                                       --     ------      ----          --     ------     -----         ---     ------      ----
Total .........................        72     $1,333      0.79%         83     $2,413      1.42%        155     $3,746      2.21%
                                       ==     ======      ====          ==     ======     =====         ===     ======      ====

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

                                                                                  December 31,
                                                    ----------------------------------------------------------------------
                                                     2003            2002            2001            2000             1999
                                                    ----------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ....................         $   81          $  495          $  442          $  608          $  339
   Multi-family ...........................             --              --              --              29              22
   Commercial real estate .................          2,047           4,500           5,085             708             247
   Construction or development ............             --             506              --             472             683
   Consumer ...............................            207             510           1,125           1,691             186
   Commercial business ....................             78             207             267             198             233
                                                    ------          ------          ------          ------          ------
     Total ................................          2,413           6,218           6,919           3,706           1,710
                                                    ------          ------          ------          ------          ------

Foreclosed assets:
   One- to four-family ....................            146             420              46              --              49
   Commercial and land ....................             16              96             173             185              --
                                                    ------          ------          ------          ------          ------
     Total ................................            162             516             219             185              49
                                                    ------          ------          ------          ------          ------

Repossessed assets:
   Consumer and commercial ................              3              12              83             539              14
                                                    ------          ------          ------          ------          ------
     Total ................................              3              12              83             539              14
                                                    ------          ------          ------          ------          ------

Total non-performing assets ...............         $2,578          $6,746          $7,221          $4,430          $1,773
                                                    ======          ======          ======          ======          ======
Total as a percentage of total assets .....           1.13%           3.00%           3.03%           1.79%           0.70%
                                                    ======          ======          ======          ======          ======

      Total non-performing assets decreased from $6.7 million at December 31, 2002 to $2.6 million at December 31, 2003. Management was able to reduce non-performing assets by $4.1 million or 61.2% during the year ended December 31, 2003 through increased collection efforts implemented in the latter part of 2002 and maintained during 2003. At December 31, 2003, one borrower comprised $1.4 million or 53.8% of the $2.6 million in total non-performing assets. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time.

      For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $334,000, of which $156,000 was included in interest income.

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

      In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2003, we had classified $2.2 million of our assets, net of specific reserves, as substandard, representing 8.1% of the stockholders' equity or 1.0% of total assets. These figures represent significant improvements over December 31, 2002 substandard classified assets, net of specific reserves, of $5.4 million, representing 20.3% of stockholders' equity or 2.4% of total assets.

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

      There were no provision for loan losses in 2003 compared to $732,000 in 2002. This sharp decrease in provisions was possible due to the Company's dramatic improvement in non-performing loans as evidenced in Note 3 to the Consolidated Financial Statements. The decreased provision for loan losses less net charge-offs for the year resulted in a $364,000 decrease in the allowance for loan losses. The allowance for loan losses of $1.8 million at December 31, 2003 was a 17.0% decrease compared to December 31, 2002. Management will continue to maintain the allowance for loan losses at a level deemed adequate by management based on its quarterly analysis and will include additional consideration of non-performing loans.

      Although we believe that we use the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 2003, we had a total allowance for loan losses of $1.8 million or 73.4% of non-performing loans. See Note 3 of the Notes to Consolidated Financial Statements in our Annual Report to Shareholders for the year ended December 31, 2003, attached hereto as Exhibit 13 (Annual Report to Shareholders).

      The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                             December 31,
                          ----------------------------------------------------------------------------------------------------------
                                         2003                                 2002                                2001
                          ----------------------------------------------------------------------------------------------------------
                                                    Percent                             Percent                             Percent
                                                   of Loans                             of Loans                            of Loans
                            Amount       Loan      in Each       Amount       Loan      in Each                             in Each
                           of Loan      Amounts    Category     of Loan     Amounts     Category    Amount of     Loan      Category
                             Loss         by       to Total       Loss         by       to Total    Loan Loss  Amounts by   to Total
                          Allowance    Category      Loans     Allowance    Category     Loans      Allowance   Category      Loans
                          ----------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
One- to four-family ..     $    107    $ 91,637      54.10%     $    112    $ 86,489      54.47%    $    108    $ 95,777      57.03%
Multi-family .........            7       4,709       2.78             7       3,709       2.34            6       3,625       2.16
Commercial real estate          578      20,424      12.06           986      19,482      12.27          825      20,199      12.03
Construction or
development ..........           15       9,469       5.59             8       6,074       3.82            8       6,363       3.79
Consumer .............          499      21,184      12.51           380      23,768      14.97          535      27,711      16.50
Commercial business ..          566      21,956      12.96           643      19,263      12.13          473      14,259       8.49
Unallocated ..........           --          --         --            --          --         --           --          --         --
                           --------    --------     ------      --------    --------     ------     --------    --------     ------
           Total .....     $  1,772    $169,379     100.00%     $  2,136    $158,785     100.00%    $  1,955    $167,934     100.00%
                           ========    ========     ======      ========    ========     ======     ========    ========     ======

                                                         December 31,
                          -----------------------------------------------------------------------
                                          2000                                 1999
                          -----------------------------------------------------------------------
                                                    Percent                               Percent
                                                   of Loans                              of Loans
                                                   in Each                                in Each
                          Amount of      Loan      Category    Amount of       Loan      Category
                          Loan Loss   Amounts by   to Total    Loan Loss    Amounts by   to Total
                          Allowance    Category      Loans     Allowance     Category      Loans
                          -----------------------------------------------------------------------
                                                  (Dollars in Thousands)
One- to four-family ..    $    172     $117,683      57.61%     $    278     $119,283      55.50%
Multi-family .........           9        4,377       2.14            35        3,779       1.76
Commercial real estate         595       24,519      12.00           272       24,471      11.39
Construction or
development ..........         182        7,188       3.52           284       12,613       5.87
Consumer .............         608       29,785      14.58           273       30,594      14.23
Commercial business ..         435       20,730      10.15           413       24,184      11.25
Unallocated ..........          --           --         --           212           --         --
                          --------     --------     ------      --------     --------     ------
           Total .....    $  2,001     $204,282     100.00%     $  1,767     $214,925     100.00%
                          ========     ========     ======      ========     ========     ======

      The following table sets forth an analysis of the allowance for loan losses.

                                                                              Year Ended December 31,
                                                             --------------------------------------------------------
                                                              2003         2002        2001        2000         1999
                                                             --------------------------------------------------------
                                                                               (Dollars in Thousands)
Balance at beginning of period .....................         $2,136       $1,955      $2,001      $1,767       $1,454

Charge-offs:
   One- to four-family .............................             26           --          58           1            1
   Commercial real estate ..........................            236          109          --          --           --
   Commercial ......................................            160           --         392       1,150           26
   Consumer ........................................            226          727         385         259          159
                                                             ------       ------      ------      ------       ------
                                                                648          836         835       1,410          186
                                                             ------       ------      ------      ------       ------

Recoveries:
   One- to four-family .............................             --           --           3          --           --
   Commercial real estate ..........................             --           --          --          --           --
   Commercial ......................................             96           82         153           4           --
   Consumer ........................................            188          203          58          50           50
                                                             ------       ------      ------      ------       ------
                                                                284          285         214          54           50
                                                             ------       ------      ------      ------       ------

Net charge-offs ....................................            364          551         621       1,356          136
Additions charged to operations ....................             --          732         575       1,590          449
                                                             ------       ------      ------      ------       ------
Balance at end of period ...........................         $1,772       $2,136      $1,955      $2,001       $1,767
                                                             ======       ======      ======      ======       ======

Ratio of net charge offs during the
period to average loans outstanding
during the period ..................................           0.23%        0.34%       0.34%       0.65%        0.07%
                                                             ======       ======      ======      ======       ======
Ratio of net charge-offs during the period
to average non-performing loans ....................          10.31%        8.63%       8.81%      51.77%        9.80%
                                                             ======       ======      ======      ======       ======

Investment Activities

      Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our liquidity level is now higher than our peers, historically we have generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 2003, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.6%.

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and municipalities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

      Generally, our investment policy is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

      Securities and Other Interest-Earning Assets. At December 31, 2003, our interest-earning cash and cash equivalents totaled $6.8 million, or 3.0% of total assets, and our securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $43.8 million, or 19.3% of total assets. Included in other securities, as of such date, we had a $5.3 million investment in Federal Home Loan Bank (FHLB) stock, satisfying our requirement for membership in the FHLB of Indianapolis.

      At December 31, 2003, we had $150,000 in securities held to maturity consisting of obligations of states and political subdivisions and other debt securities, and we had securities available for sale with a fair value of $43.7 million. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

      The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                         2003                    2002                    2001
                                                                --------------------------------------------------------------------
                                                                Carrying      % of      Carrying      % of      Carrying       % of
                                                                --------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Debt securities:
   Obligations of states and political .....................     $ 3,167       7.22%     $   396        .92%     $   462       1.16%
   Mortgage-backed securities ..............................      17,628      40.21       16,408      38.10       25,301      63.78
   U.S. Government agencies ................................       9,767      22.28        6,137      14.25        4,045      10.20
   Corporate bonds .........................................         115        .26          115        .27          115       0.29
   Mutual funds ............................................       4,180       9.54       11,106      25.79          899       2.27
                                                                 -------     ------      -------     ------      -------     ------
     Total debt securities .................................      34,857      79.51       34,162      79.33       30,822      77.70

Equity securities:
   Equity securities .......................................       8,980      20.49        8,901      20.67        8,849      22.30
                                                                 -------     ------      -------     ------      -------     ------
     Total securities ......................................     $43,837     100.00%     $43,063     100.00%     $39,671     100.00%
                                                                 =======     ======      =======     ======      =======     ======

      The following table sets forth the carrying value of debt securities by maturity and weighted average yield for each range of maturities at December 31, 2003.

                                                                                        Maturity
                                                 ----------------------------------------------------------------------------------
                                                  Within One Year        1 to 5 years          5 to 10 years         Over 10 years
                                                  ---------------        ------------          -------------         -------------
                                                 Amount     Yield       Amount    Yield       Amount    Yield       Amount    Yield
                                                 ------     -----       ------    -----       ------    -----       ------    -----
U.S. Government agencies ...................     $ 4,237     4.23%     $ 4,043     3.44%     $ 1,487     4.00%          --       --
Mortgage-backed securities .................          --       --        1,184     3.95        5,224     4.42      $11,220     4.81%
Obligations of states and political(1) .....          35     4.55          288     4.26        2,844     3.51           --       --
Corporate bonds ............................          --       --          115     8.55           --       --           --       --
                                                 -------     ----      -------     ----      -------     ----      -------     ----
   Total ...................................     $ 4,272     4.23%     $ 5,630     3.70%     $ 9,555     4.09%     $11,220     4.81%
                                                 =======     ====      =======     ====      =======     ====      =======     ====

----------
(1)   Yields are not presented on a tax equivalent basis.

      Northeast Indiana also has $4.2 million in mutual funds, backed by debt securities, that contain no contractual maturity date. The weighted average rates are based on coupon rates for securities purchased at par value and on effective rates considering amortization or accretion if the securities were purchased at a premium or discount.

Sources of Funds

      Our primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, FHLB advances, the sale of fixed rate mortgages to the secondary market and other funds provided from operations.

      FHLB advances are used to support lending activities and to assist in our asset/liability management strategy. Typically, we do not use other forms of borrowings. At December 31, 2003, we had total FHLB advances of $63.0 million with the capacity to borrow as of December 31, 2003 an additional $6.2 million, based on collateral currently pledged to FHLB. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

      Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Deposits consist of passbook savings, NOW, checking, money market deposit and time deposit accounts. The time deposit accounts currently range in terms from 182 days to five years.

      We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We generally solicit deposits from our market area and occasionally accept brokered funds and out of area jumbos as a source of deposits. During 2003, there was a concerted effort made to change First Federal's deposit funding mix in favor of lower-cost transaction and savings accounts and less dependence on brokered and out of area jumbo time deposits. Even though total deposits declined $347,000 to $122.0 million at December 31, 2003, the core objective of shifting the deposit funding mix was successful. Passbook, MMDA, and NOW/Demand accounts increased $2.9 million or 6.1% to $49.2 million at December 31, 2003, while time deposits decreased $3.2 million or 4.2% to $72.8 million at December 31, 2003. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

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

      The following table sets forth our deposit flows during the periods indicated.

                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
                                                                     2003               2002               2001
                                                                 ------------------------------------------------
                                                                               (Dollars in Thousands)
Opening balance ................................                 $ 122,357           $ 137,030          $ 146,806
Deposits .......................................                   609,904             659,547            649,701
Withdrawals ....................................                   613,263             678,535            666,529
Interest credited ..............................                     3,012               4,315              7,052
                                                                 ---------           ---------          ---------

Ending Balance .................................                 $ 122,010           $ 122,357          $ 137,030
                                                                 =========           =========          =========

Net change .....................................                 $    (347)          $ (14,673)         $  (9,776)
                                                                 =========           =========          =========

Percent change .................................                      (.28%)            (10.71%)            (6.66%)
                                                                 =========           =========          =========

      The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

                                                                                  December 31,
                                                    ----------------------------------------------------------------------
                                                            2003                     2002                  2001
                                                    ----------------------------------------------------------------------
                                                                 Percent                  Percent                  Percent
                                                     Amount     of Total      Amount     of Total      Amount     of Total
                                                    ----------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Transactions and savings deposits:
Passbook Accounts (.50%)(1) ...................     $ 10,917       8.95%     $ 10,397       8.50%     $  9,261       6.76%
Demand and NOW Accounts (.31%)(1) .............       18,951      15.53        17,871      14.60        16,962      12.38
Money Market Accounts (1.09%)(1) ..............       19,335      15.85        18,085      14.78        18,968      13.84
                                                    --------     ------      --------     ------      --------     ------

Total non-time deposits .......................       49,203      40.33        46,353      37.88        45,191      32.98
                                                    --------     ------      --------     ------      --------     ------

Time deposits:
Less than 1.00% ...............................          283       0.23            --         --            --         --
1.00 - 1.99% ..................................       11,851       9.71         2,815       2.30            --         --
2.00 - 3.99% ..................................       51,591      42.28        46,529      38.03        22,424      16.36
4.00 - 5.99% ..................................        5,997       4.92        19,062      15.58        41,233      30.09
6.00 - 7.99% ..................................        3,085       2.53         7,598       6.21        28,182      20.57
                                                    --------     ------      --------     ------      --------     ------

Total time deposits ...........................       72,807      59.67        76,004      62.12        91,839      67.02
                                                    --------     ------      --------     ------      --------     ------

Total deposits ................................     $122,010     100.00%     $122,357     100.00%     $137,030     100.00%
                                                    ========     ======      ========     ======      ========     ======

----------
(1)   End of year 2003 average interest rates.

      The following table shows rate and maturity information for our time deposit accounts as of December 31, 2003.

                                          Less
                                          than         1.00-        2.00-        4.00-        6.00-                   Percent
                                          1.00%        1.99%        3.99%        5.99%        7.99%        Total      of Total
                                         ------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Time deposit accounts
maturing in quarter ending:
March 31, 2004 .....................          --      $ 2,581      $ 4,969      $ 3,726      $   699      $11,975       16.45%
June 30, 2004 ......................     $   283        4,363        9,740          423          491       15,300       21.01
September 30, 2004 .................          --        2,330        3,995        1,167           --        7,492       10.29
December 31, 2004 ..................          --        2,231        2,005           24          499        4,759        6.54
March 31, 2005 .....................          --           20       12,069          245          100       12,434       17.08
June 30, 2005 ......................          --           15        4,851           57           --        4,923        6.76
September 30, 2005 .................          --          240        1,874           47          536        2,697        3.70
December 31, 2005 ..................          --           71        2,460          104          760        3,395        4.66
March 31, 2006 .....................          --           --        1,527           30           --        1,557        2.14
June 30, 2006 ......................          --           --        3,471           --           --        3,471        4.77
September 30, 2006 .................          --           --          117           --           --          117        0.16
December 31, 2006 ..................          --           --          482           --           --          482        0.66
Thereafter .........................          --           --        4,031          174           --        4,205        5.78
                                         ------------------------------------------------------------------------------------
     Total .........................     $   283      $11,851      $51,591      $ 5,997      $ 3,085      $72,807      100.00%
                                         ====================================================================================
     Percent of total ..............        0.39%       16.27%       70.86%        8.24%        4.24%     100.00%
                                            ====        =====        =====         ====         ====      ======

      The following table indicates the amount of our time deposit accounts by time remaining until maturity as of December 31, 2003.

                                                                                    Maturity
                                                       ----------------------------------------------------------------
                                                                         Over         Over
                                                       3 Months or      3 to 6       6 to 12     Over 12
                                                           Less         Months       Months       Months         Total
                                                       ----------------------------------------------------------------
                                                                             (Dollars in Thousands)
BALANCES
Time deposits less than $100,000 ..............          $ 8,176       $10,025      $ 8,886       $19,302       $46,389
Time deposits of $100,000 or more .............            2,643         5,117        3,365        13,259        24,384
Public funds (1) ..............................            1,156           158           --           720         2,034
                                                         --------------------------------------------------------------
Total time deposits ...........................          $11,975       $15,300      $12,251       $33,281       $72,807
                                                         ==============================================================

                                                                                    Maturity
                                                       ----------------------------------------------------------------
                                                                         Over         Over
                                                       3 Months or      3 to 6      6 to 12      Over 12
                                                           Less         Months       Months       Months         Total
                                                       ----------------------------------------------------------------
NUMBER OF ACCOUNTS
Time deposits less than $100,000 ..............              498           637          556         1,087         2,778
Time deposits of $100,000 or more .............               23            36           29           120           208
Public funds (1) ..............................                2             1           --             2             5
                                                         -------       -------      -------       -------       -------
Total time deposits ...........................              523           674          585         1,209         2,991
                                                         =======       =======      =======       =======       =======

----------
(1)   Deposits from governmental and other public entities, all over $100,000.

      Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. We may obtain advances from the FHLB of Indianapolis upon the security of our capital stock in the FHLB of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2003, we had $63.0 million in FHLB advances outstanding. For additional information regarding the term to maturity and the interest rates on FHLB advances, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders and "- Borrowed Funds."

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                         December 31,
                                               ---------------------------------
                                                2003         2002           2001
                                               ---------------------------------
                                                     (Dollars in Thousands)
            Maximum Balance:
              FHLB advances .............      $67,000      $67,000      $67,400
            Average Balance:
              FHLB advances .............      $64,819      $65,926      $62,539

Service Corporation Activities

      At December 31, 2003, First Federal had one subsidiary, Northeast Financial, which is now functioning as our brokerage subsidiary and we have one registered representative to provide this service to the customers. The description of the provision that follows is a summary of the complex statutory and regulatory framework that governs Northeast Indiana and its subsidiaries; it does not purport to be, and is not a complete description.

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

      Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, our lending limit under this restriction was approximately $4.0 million. At December 31, 2003, we had no lending relationship to a single borrower in excess of our loans-to-one-borrower limit.

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2003, First Federal was classified as a well-capitalized institution.

      The current premium schedule for Bank Insurance Fund (BIF) and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation Assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2003, this amount was equal to an annualized rate of 1.5 basis points for each $100 in domestic deposits for SAIF members and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

      Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excluding certain intangible assets. At December 31, 2003, First Federal had tangible capital of $25.2 million, or 11.1% of adjusted total assets, which is approximately $21.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2003, First Federal had intangible assets consisting of loan servicing rights of $307,000.

      The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2003, First Federal had core capital equal to $25.2 million, or 11.1% of adjusted total assets, which is $16.1 million above the minimum leverage ratio requirement of 4% in effect on that date.

      The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 2003, First Federal had $1.2 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

      On December 31, 2003, First Federal had total risk-based capital of $26.4 million, including approximately $25.2 million in core capital and $1.2 million in qualifying supplementary capital and risk-weighted assets of $148.3 million, or total capital of 17.8% of risk-weighted assets. This amount was $14.5 million above the 8% requirement in effect on that date.

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

      Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2003, First Federal met the test and has always met the test since its effectiveness. First Federal's qualified thrift lender percentage was 79.5% at December 31, 2003.

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

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2003, First Federal was in compliance with these reserve requirements.

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

      As a member, First Federal is required to purchase and maintain a minimum amount of stock in the FHLB of Indianapolis. At December 31, 2003, First Federal had $5.3 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended December 31, 2003, dividends paid by the FHLB of Indianapolis to First Federal totaled $256,000, which constitutes a $42,000 decrease compared to the amount of dividends received in fiscal 2002. In addition, each of the four quarterly dividends from the FHLB in 2003 were paid in the form of additional FHLB stock. This election was made by the FHLB and not contested by First Federal. Over the past five fiscal years these dividends have averaged 7.0% and were 5.1% for fiscal 2003.

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

      To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2003, First Federal's excess for tax purposes totaled approximately $1.3 million.

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

      We primarily serve Huntington County, Indiana. There are six commercial banks, no savings institutions other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. We estimate that our share of the savings market in Huntington County based on FDIC insured institutions is approximately 27% and our share of the residential mortgage market is approximately 20%.

Employees

      At December 31, 2003, we had a total of 46 full-time, 8 part-time and no seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

      We conduct our business through three offices, all of which are located in Huntington, Indiana and are owned by First Federal. The following table sets forth information relating to each of our offices as of December 31, 2003. The total net book value of our premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 2003 was approximately $2.1 million. See Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

                                                                               Total
                                                            Owned           Approximate
                                             Year            or               Square            Net Book Value at
           Location                        Acquired        Leased             Footage           December 31, 2003
------------------------------             --------        ------           -----------         -----------------
Main Office:
   648 North Jefferson Street
   Huntington, Indiana 46750                 1974           Owned              1,700               $ 458,331.36

Branch Offices:
   1240 South Jefferson Street
   Huntington, Indiana 46750                 1981           Owned              1,700               $ 221,050.31

   100 Frontage Road
   Huntington, Indiana 46750                 1995           Owned              5,000               $1,382,399.33

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Page 52 of the Annual Report is herein incorporated by reference.

Item 6. Management's Discussion and Analysis

      Pages 4 through 18 of the Annual Report are herein incorporated by reference.

Item 7. Financial Statements

      The following information appearing in the Annual Report is incorporated herein by reference.

                                                                                                           Pages in
                                                                                                            Annual
Annual Report Section                                                                                       Report
---------------------                                                                                       ------
Report of Independent Auditors                                                                                19
Consolidated Balance Sheets as of December 31, 2003 and 2002                                                  20
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001                        21
Consolidated  Statements of Changes in Shareholders' Equity for the Years Ended December 31,
2003, 2002 and 2001                                                                                         22-23
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001                    24
Notes to Consolidated Financial Statements                                                                  25-51

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

Item 8A. Controls and Procedures

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

Internal Control Over Financial Reporting

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Directors

      Information concerning our Directors and Compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of Northeast Indiana and First Federal

      The following table sets forth certain information regarding our executive officers who are not also directors.

                                                   Position held with
          Name              Age(1)         First Federal and Northeast Indiana
--------------------------------------------------------------------------------

Randy J. Sizemore             33      Senior Vice President, Treasurer and Chief
                                      Financial Officer
Dee Ann Hammel                51      Senior Vice President, Secretary and Chief
                                      Operating Officer
Thomas P. Frantz              49      Senior Vice President and Chief Lending
                                      Officer

----------
(1)   At December 31, 2003.

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

      Thomas P. Frantz is Senior Vice President and Chief Lending Officer, positions he has held since October 2001. Prior to joining First Federal, Mr. Frantz held positions in a lending capacity for another bank since 1995. Mr. Frantz has a total of 29 years experience working with financial institutions.

Audit Committee Financial Expert

      Information concerning the determination by the board of directors of whether or not there is one or more audit committee financial expert(s) serving on Northeast Indiana's audit committee is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

      We have adopted a code of ethics that applies to the principal executive officer and all professionals serving in a finance, accounting, treasury or tax role at Northeast Indiana and its subsidiaries. We have filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-KSB.

Item 10. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

      The following table provides information as of December 31, 2003 related to our equity compensation plans in effect at that time.

====================================================================================================================
                                        Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------
                                Number of Securities to be    Weighted-average Exercise      Number of securities
                                  Issued Upon Exercise of       Price of Outstanding        Remaining Available for
                                   Outstanding Options,         Options, Warrants and        Future Issuance Under
        Plan Category               Warrants and Rights                Rights              Equity Compensation Plans
--------------------------------------------------------------------------------------------------------------------
                                             (a)                        (b)                            (c)
--------------------------------------------------------------------------------------------------------------------
 Equity Compensation
  Plans Approved by
   Security Holders                       138,495(1)                   $11.46                      158,300(2)
--------------------------------------------------------------------------------------------------------------------
 Equity Compensation
Plans Not Approved by
   Security Holders                            --                          --                           --
--------------------------------------------------------------------------------------------------------------------
       Total                              138,495(1)                   $11.46                      158,300(2)
====================================================================================================================

      (1) Restated to reflect the 10% stock dividends paid in both November 1998 and November 1999. Includes outstanding options to purchase shares of the Company's Common Stock under our 1995 Stock Option and Incentive Plan and our 2002 Omnibus Incentive Plan.

      (2) Includes shares available for future issuance under our 2002 Omnibus Incentive Plan and our Recognition and Retention Plan; excludes securities reflected in column (a). In addition to stock options, the 2002 Omnibus Incentive Plan and the Recognition and Retention Plan provide for the issuance of stock appreciation rights, restricted stock, or performance awards. 1,150 shares remain available under our 1995 Stock Option and Incentive Plan, 140,024 shares remain available under our 2002 Omnibus Incentive Plan, and 17,126 remain available under our Recognition and Retention Plan for the issuance of stock options, stock appreciation rights, restricted stock or performance awards.

Option Grants and Exercises

      Information concerning option grants and aggregated option exercises and values is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004 a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004 a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits, List and Reports on Form 8-K

            (a)   Exhibits

                                                                                                    Reference to
  Regulation                                                                                      Prior Filing or
  S-B Exhibit                                                                                      Exhibit Number
    Number        Document                                                                        Attached Hereto
------------------------------------------------------------------------------------------------------------------
       2          Plan of acquisition, reorganization, arrangement, liquidation or succession           None

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

      4           Instruments defining the rights of security holders, including debentures               *

      9           Voting trust agreement                                                                None

      10          Executive Compensation Plans and Arrangements

                  (a)  Employment Contract between Stephen E. Zahn and First Federal                      *

                  (b)  Employment Contract between Randy J. Sizemore and First Federal                   ***

                  (c)  Employment Contract between Dee Ann Hammel and First Federal                       *

                  (d)  1995 Stock Option and Incentive Plan                                               *

                  (e)  Recognition and Retention Plan                                                     *

                  (f)  Shareholder Benefit Plan                                                          **

                  (g)  2002 Omnibus Incentive Plan                                                       ***

       11         Statement re: computation of per share earnings                                       ****

       13         Annual report to shareholders                                                          13

       14         Code of Ethics                                                                         14

       16         Letter on change in certifying accountants                                            None

       18         Letter on change in accounting principles                                             None

       20         Other documents or statements to security holders                                     None

       21         Subsidiaries of registrant                                                             21

       22         Published report regarding matters submitted to vote                                  None

       23         Consents of experts                                                                    23

       24         Power of attorney                                                                 Not required

      31.1        Certification of Principal Executive Officer Pursuant to                               31.1
                  Section 302 of the Sarbanes-Oxley Act of 2002

      31.2        Certification of Principal Financial Officer Pursuant to                               31.2
                  Section 302 of the Sarbanes-Oxley Act of 2002

      32          Certification Pursuant to Section 906 of the Sarbanes-Oxley                            32
                  Act of 2002

----------
* Filed as an exhibit to our Form S-1 Registration Statement (File No. 33-90558). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to our Form 10-KSB filed on April 2, 2001. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*** Filed as an exhibit to our Form 10-KSB filed on March 27, 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**** See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report to shareholders attached hereto as Exhibit 13.

            (b)   Reports on Form 8-K

      During the quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K:

      (i) Form 8-K filed on October 15, 2003, announcing third quarter earnings;

      (ii) Form 8-K filed on October 30, 2003, announcing increased quarterly cash dividend.

Item 14. Principal Accountant Fees and Services

      Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004 a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES

      In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHEAST INDIANA BANCORP, INC.


Date: March 26, 2004                        By: /s/ Stephen E. Zahn
                                                --------------------------------
                                                Stephen E. Zahn
                                                (Duly Authorized Representative)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:  /s/ Stephen E. Zahn                                By: /s/ Randy J. Sizemore
    ---------------------------------------------           ---------------------------------------------
    Stephen E. Zahn, Chairman of the Board,                 Randy J. Sizemore, Senior Vice President,
    President and Chief Executive Officer                   Treasurer and Chief Financial Officer
    (Principal Executive and Operating Officer)             (Principal Financial and Accounting Officer)

Date: March 26, 2004                                      Date: March 26, 2004


By:  /s/ Michael S. Zahn                                By: /s/ Randall C. Rider
    ---------------------------------------------           ---------------------------------------------
    Michael S. Zahn, Director and Vice President            Randall C. Rider, Director

Date: March 26, 2004                                      Date: March 26, 2004


By:  /s/ Dan L. Stephan                                 By: /s/ J. David Carnes
    ---------------------------------------------           ---------------------------------------------
    Dan L. Stephan, Director                                J. David Carnes, MD, Director

Date: March 26, 2004                                    Date: March 26, 2004


By:  /s/ William A. Zimmer
    ---------------------------------------------
    William A. Zimmer, Director

Date: March 26, 2004

                                INDEX TO EXHIBITS

        Exhibit No.                 Document
        -----------                 --------

--------------------------------------------------------------------------------

            13          Annual Report to Shareholders

            14          Code of Ethics

            21          Subsidiaries of the Registrant

            23          Consent of Crowe Chizek and Company LLC


            31.1 Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Exhibit 13