Form 10QSB
period 2004-03-31
NORTHEAST INDIANA BANCORP INC
filed 2004-05-14
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                            OUTSTANDING AT APRIL 23, 2004
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                     1,492,057

          Transitional Small Business Disclosure Format: YES |_| NO |X|

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX

                                                                        PAGE NO.
PART 1.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2004 and December 31, 2003                                 1

         Consolidated Statements of Income for the
          three months ended March 31, 2004 and 2003                          2

         Consolidated Statement of Changes in Shareholders' Equity
         for the three months ended March 31, 2004                            3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2004 and 2003                                 4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

Item 3.  Controls and Procedures                                             16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes In Securities                                               18

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote
         of Security Holders                                                 19

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

         Signature page                                                      21

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002                                                         22

         Exhibit 99.1 and Exhibit 99.2 -Certifications Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002                    23

                      PART 1 ITEM 1 - FINANCIAL STATEMENTS
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003

                                                                                      March 31,          December 31,
                                                                                        2004                2003
                                                                                     (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                          $   3,902,462       $   6,849,198
Noninterest earning cash and cash equivalents                                           1,874,128           2,483,881
                                                                                    -------------       -------------
     Total cash and cash equivalents                                                    5,776,590           9,333,079
Securities available for sale                                                          40,278,949          43,687,318
Securities held to maturity (fair value: March 31, 2004- $60,000
  December 31, 2003- $150,000)                                                             60,000             150,000
Loans held for sale                                                                       228,350                  --
Loans receivable, net of allowance for loan losses (March 31, 2004 of
  $1,694,249 and at December 31, 2003 of $1,772,109)                                  165,192,738         163,676,825
Accrued interest receivable                                                               779,914             798,722
Premises and equipment, net                                                             2,126,833           2,061,781
Investments in limited liability partnerships                                           1,544,340           1,602,147
Cash surrender value of life insurance                                                  5,005,688           4,352,129
Other assets                                                                            1,462,454           1,732,531
                                                                                    -------------       -------------
     Total assets                                                                   $ 222,455,856       $ 227,394,532
                                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Demand deposits - noninterest bearing                                             $   6,550,209       $   5,945,039
  Savings                                                                              12,505,815          10,916,937
  NOW                                                                                  13,126,239          13,005,299
  MMDA                                                                                 22,009,606          19,335,140
  Time deposits                                                                        74,679,731          72,807,321
                                                                                    -------------       -------------
        Total deposits                                                                128,871,600         122,009,736
Borrowed funds                                                                         64,142,637          76,545,485
Accrued expenses and other liabilities                                                  2,115,216           1,644,751
                                                                                    -------------       -------------
        Total liabilities                                                             195,129,453         200,199,972

Shareholders' equity
     Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued                 --                  --
     Common stock, $.01 par value: 4,000,000 shares authorized;
         3/31/04: 2,640,672 shares issued, 1,488,914 shares outstanding
         12/31/03: 2,640,672 shares issued, 1,487,514 shares outstanding                   26,407              26,407
     Additional paid in capital                                                        29,277,995          29,143,357
     Retained earnings, substantially restricted                                       14,622,564          14,428,855
     Unearned employee stock ownership plan shares                                       (320,149)           (351,190)
     Unearned recognition and retention plan shares                                       (59,813)                 --
     Accumulated other comprehensive income (loss), net of tax                           (237,427)           (236,943)
     Treasury stock, 1,151,758 and 1,153,158 common shares, at
       cost, at March 31, 2004 and December 31, 2003                                  (15,983,174)        (15,815,926)
                                                                                    -------------       -------------
         Total shareholders' equity                                                    27,326,403          27,194,560
                                                                                    -------------       -------------
              Total liabilities and shareholders' equity                            $ 222,455,856       $ 227,394,532
                                                                                    =============       =============

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2004 and 2003

                                                      Three months ended
                                                          March 31,
                                                     2004            2003
                                                  ----------      ----------
                                                          (Unaudited)
Interest income
   Loans, including fees                          $2,600,678      $2,788,643
   Taxable securities                                375,513         392,162
   Non-taxable securities                             23,434          17,195
   Deposits with financial institutions                9,872          36,387
                                                  ----------      ----------
     Total interest income                         3,009,497       3,234,387

Interest expense
   Deposits                                          637,358         841,258
   Borrowed funds                                    797,033         898,791
                                                  ----------      ----------
     Total interest expense                        1,434,391       1,740,049

Net interest income                                1,575,106       1,494,338
Provision for loan losses                                 --              --
                                                  ----------      ----------
Net interest income after provision for loan
  losses                                           1,575,106       1,494,338

Noninterest income
  Service charges on deposit accounts                 84,371          84,535
  Loan servicing fees                                 59,846          50,208
  Net gain on sale of securities
     available for sale                               18,970              --
  Net gain on sale of loans held for sale             28,549         165,574
  Net gain on sale of foreclosed
     real estate and repossessed assets                5,670          14,354
  Trust and brokerage fees                            14,924          51,696
  Other income                                        99,151          77,309
                                                  ----------      ----------
     Total noninterest income                        311,481         443,676

Noninterest expense
   Salaries and employee benefits                    746,306         659,752
   Occupancy                                         112,255         123,727
   Data processing                                   164,084         169,085
   Deposit insurance premium                           4,684           5,154
   Professional fees                                  70,648          77,717
   Correspondent bank charges                         53,373          45,937
   Other expense                                     204,588         211,080
                                                  ----------      ----------
     Total noninterest expense                     1,355,938       1,292,452
                                                  ----------      ----------
Income before income taxes                           530,649         645,562
   Income tax expense                                128,059         164,350
                                                  ----------      ----------

Net income                                        $  402,590      $  481,212
                                                  ==========      ==========
Comprehensive income                              $  402,106      $  430,988
                                                  ==========      ==========

Basic earnings per common share                   $     0.28      $     0.34
Diluted earnings per common share                 $     0.27      $     0.33

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three months ended March 31, 2004

                                   (Unaudited)

                                                                                               Accumu-
                                                                                   Unearned    lated
                                                                                   Recogni-    Other
                                                                       Unearned      tion      Compre-
                                                                       Employee      and       hensive
                                                                        Stock       Reten-     Income                      Total
                                            Additional                 Ownership     tion      (Loss),                     Share-
                                   Common     Paid in      Retained      Plan        Plan      Net of       Treasury       holders'
                                    Stock     Capital      Earnings     Shares      Shares       Tax          Stock        Equity
                                   ------   ----------     --------    ---------   --------    --------     --------       --------
Balance, January 1, 2004           $26,407  $29,143,357  $14,428,855  $(351,190)        --   $(236,943)  $(15,815,926)  $27,194,560

Net income for three months ended
  March 31, 2004                                             402,590                                                        402,590

Other comprehensive income (loss):
     Net change in unrealized
       gains (losses) on
       securities available
       for sale, net of tax                                                                       (484)
                                                                                             ---------
     Total other comprehensive
       income (loss)                                                                                                           (484)
                                                                                                                        -----------

Total comprehensive income (loss)                                                                                           402,106

Cash dividends ($.14 per share
   year to date)                                            (208,881)                                                      (208,881)

Purchase of 16,750 shares of
   treasury stock                                                                                            (354,199)     (354,199)

Issuance of 15,150 shares of
   treasury stock upon exercise
   of options                                    (6,496)                                                      155,444       148,948

Tax effect of stock plans                        61,726                                                                      61,726

3,758 shares committed to be
  released under ESOP                            49,040                   31,041                                             80,081

Purchase of 3,000 treasury
  shares for RRP                                 30,368                            (61,875)                    31,507            --

Amortization of RRP
  contributions                                                                      2,062                                    2,062
                                   -------  -----------  -----------  ---------   --------   ---------   ------------   -----------
Balance at March 31, 2004          $26,407  $29,277,995  $14,622,564  $(320,149)  $(59,813)  $(237,427)  $(15,983,174)  $27,326,403
                                   =======  ===========  ===========  =========   ========   =========   ============   ===========

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2004 and 2003

                                                                                      Three months ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                                    ----               ----
                                                                                          (Unaudited)
Cash flows from operating activities
     Net income                                                                 $    402,590       $    481,212
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                               207,268             57,854
              Net (gain) loss on sale of:
              Foreclosed real estate and repossessed assets                           (3,404)           (14,354)
              Loans held for sale                                                    (28,549)          (165,574)
              Securities available for sale                                          (18,970)                --

     Originations of loans held for sale                                          (1,070,649)        (6,502,442)
     Proceeds from loans sold                                                        870,848          6,040,523
     Reduction of obligation under ESOP                                               80,081             64,183
     Amortization of RRP                                                               2,062              2,159
     Net change in:
              Other assets                                                           136,918            146,674
              Accrued interest receivable                                             18,808            (23,213)
              Accrued expenses and other liabilities                                 470,465            740,407
                                                                                ------------       ------------
                 Total adjustments                                                   664,878            346,217
                                                                                ------------       ------------
                   Net cash from operating activities                              1,067,468            827,429

Cash flows from investing activities
     Purchases of securities available for sale                                   (1,751,976)        (9,049,951)
     Proceeds from maturities and principal payments of:
              Securities available for sale                                        3,385,979          5,215,505
              Securities held to maturity                                             90,000             41,000
     Proceeds from sale of securities available for sale                           1,786,137                 --
     Purchase of life insurance                                                     (600,000)        (2,000,000)
     Purchase of participation loans                                                (192,906)                --
     Net change in loans                                                          (1,349,482)         2,879,676
     Proceeds from sale of foreclosed real estate and repossessed vehicles            89,370            310,418
     Expenditures on premises and equipment                                         (125,963)            (5,781)
                                                                                ------------       ------------
         Net cash from investing activities                                        1,331,159         (2,609,133)

Cash flows from financing activities
     Net change in deposits                                                        6,861,864          3,165,464
     Advances from FHLB                                                            1,000,000                 --
     Repayment of FHLB advances                                                   (2,000,000)                --
     Payments of demand notes                                                             --            (50,000)
     Net change in other borrowed funds                                          (11,402,848)        (4,365,519)
     Dividends paid                                                                 (208,881)          (194,254)
     Purchase of treasury stock                                                     (354,199)          (452,360)
     Sale of treasury stock                                                          148,948            158,699
                                                                                ------------       ------------
         Net cash from financing activities                                       (5,955,116)        (1,737,970)
                                                                                ------------       ------------

Net change in cash and cash equivalents                                           (3,556,489)        (3,519,674)
Cash and cash equivalents at beginning of period                                   9,333,079         18,256,408
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                      $  5,776,590       $ 14,736,734
                                                                                ============       ============

Cash paid for:
     Interest                                                                   $  1,432,939       $  1,774,061
     Non-cash transactions:
     Transfer from loans to foreclosed real estate and repossessed assets       $     26,475       $    900,996

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2004 and 2003

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 2004 and 2003 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp" or "the Company") and its wholly owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share are based on weighted-average common shares outstanding. Diluted earnings per common share further assume issue of any dilutive potential common shares.

                                                                Three months ended
                                                                     March 31,
                                                               2004            2003
                                                               ----            ----
Earnings Per Common Share
Net income available to common shareholders                 $  402,590      $  481,212
                                                            ==========      ==========
  Weighted average common shares outstanding, net of
    unallocated ESOP shares and non-vested  RRP shares       1,445,178       1,432,020
                                                            ==========      ==========
Basic Earnings Per Common Share                             $     0.28      $     0.34
                                                            ==========      ==========

Earnings Per Common Share Assuming Dilution
   Net income available to common shareholders              $  402,590      $  481,212
                                                            ==========      ==========
   Weighted average common shares outstanding                1,445,178       1,432,020
   Add: Dilutive effects of assumed exercises of
        incentive stock options and non qualified
        stock options                                           53,270          46,731
                                                            ----------      ----------
   Weighted average and dilutive common shares
      outstanding                                            1,498,448       1,478,751
                                                            ==========      ==========
        Diluted earnings per common share                   $     0.27      $     0.33
                                                            ==========      ==========

NOTE 3 - SUSEQUENT EVENT-CASH DIVIDENDS

On April 21, 2004 the Board of Directors of Northeast Indiana Bancorp announced a quarterly cash dividend of $.14 per common share. The dividend will be paid on May 19, 2004 to shareholders of record on May 5, 2004. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $209,000.

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2004 and 2003

NOTE 4 - STOCK REPURCHASE PLAN

On March 31, 2004, Northeast Indiana Bancorp announced a new stock repurchase program to repurchase up to 5% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 74,446 shares. As of April 23, 2004, no shares have been repurchased under this program since its announcement. There were 3,100 common shares repurchased during the quarter ended March 31, 2004 under a previously announced stock repurchase program that expired during the quarter.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2004, the capital requirements for First Federal under those regulatory requirements and First Federal's actual capital ratios. As of March 31, 2004, First Federal substantially exceeded all current regulatory capital standards.

                                                                                                      Minimum Required To Be Well
                                                                   Minimum Required For                 Capitalized Under Prompt
                                           Actual               Capital Adequacy Purposes            Corrective Action Regulations
                                           ------               -------------------------            -----------------------------
                                     Amount       Ratio          Amount             Ratio                 Amount          Ratio
                                     ------       -----          ------             -----                 ------          -----
                                                                  (Dollars in thousands)
Total capital
  (to risk weighted assets)         $26,442       18.43%         $11,476             8.00%               $14,345         10.00%

Tier 1 (core) capital (to
  risk weighted assets)              25,267       17.61%           5,738             4.00%                 8,607          6.00%

Tier 1(core) capital (to
   adjusted total assets)            25,267       11.36%           8,894             4.00%                11,118          5.00%

Tier 1 (core) capital (to
   average assets)                   25,267       11.41%           8,861             4.00%                11,076          5.00%

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

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2004 and 2003

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS (Continued)

The annual amortization of the investment is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to First Federal. These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. First Federal's involvement in these types of investments is for tax planning purposes only and as such, First Federal is not involved in the management or operation of such investments. At March 31, 2004, First Federal had four such investments with a carrying value of $1.5 million. No new investments of similar structure are being considered at this time.

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

                                                  2004             2003
                                                  ----             ----

      Net income as reported                  $   402,590      $   481,212
      Proforma net income                         395,502          476,613
      Reported earnings per common share
          Basic                                      0.28             0.34
          Diluted                                    0.27             0.33
      Proforma earnings per common share
          Basic                                      0.27             0.33
          Diluted                                    0.26             0.32

The weighted average fair value of stock options granted during the three months ended March 31, 2003 was $2.96 per option. No options were granted in the same period of 2004. The fair value of options granted during the three months ended March 31, 2003 were estimated using an option pricing model with the following weighted average information as of the grant date:

                                                                      2003
                                                                      ----

     Risk free rate of interest                                       3.27%
     Expected option life                                                6 years
     Expected dividend yield                                          3.37%
     Expected volatility                                             24.84%

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2004 and 2003

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

                                                                              Weighted-
                                                                               Average
                                           Available         Options          Exercise
                                           For Grant       Outstanding          Price
                                           ---------       -----------          -----
     Balance at December 31, 2003           141,174          138,495           $ 11.46
     Options exercised                                       (15,150)          $  9.83
     Balance at March 31, 2004              141,174          123,345           $ 11.66
                                            =======          =======

At March 31, 2004, options outstanding had a weighted average remaining life of approximately 3.57 years. There were 98,545 options exercisable at March 31, 2004 with a weighted-average exercise price of $10.41.

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at March 31, 2004, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings. First Federal's earnings are also affected by provisions for loan losses, service charge and fee income, and other noninterest income, operating expenses and income taxes. Operating expenses consist primarily of salaries and employee benefits, occupancy expenses, data processing, deposit insurance premiums and other general administrative expenses.

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

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $4.9 million or 2.2% from $227.4 million at December 31, 2003 to $222.5 million at March 31, 2004. Securities available for sale decreased $3.4 million to $40.3 million as management utilized called/matured/sold securities proceeds to fund new loans and to purchase new Bank-Owned Life Insurance ("BOLI"). Cash and cash equivalents decreased by $3.5 million, from $9.3 million to $5.8 million.

Net loans receivable increased $1.5 million or 0.9% from $163.7 million at December 31, 2003 to $165.2 million at March 31, 2004. The increase was primarily from commercial real estate transactions that were originated during the quarter. Allowance for loan losses decreased approximately $78,000 through the three months ended March 31, 2004, which is discussed in more detail on the next page.

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

FINANCIAL CONDITION (CONTINUED)

Cash surrender value of life insurance increased $654,000 to $5.0 million at March 31, 2004 as First Federal purchased new BOLI policies on a pool of officers. Management believes the earnings crediting rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefits plans that are currently in place for employees.

Total deposits increased $6.9 million or 5.7% from $122.0 million at December 31, 2003 to $128.9 million at March 31, 2004. All deposit areas experienced growth during the quarter, but most of the growth came in noninterest bearing, savings, NOW, and MMDA as management continues to focus on enhancing funding cost efficiencies by attracting lower cost funds. Borrowed funds have been reduced by $12.4 million predominantly through a reduction in short term borrowings under repurchase agreements.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $403,000 or $0.27 per diluted common share for the three months ended March 31, 2004 compared to $481,000 or $0.33 per diluted common share for the three months ended March 31, 2003, a decrease of $78,000 or 16.2%. The decrease is primarily due to much lower mortgage refinancing volumes during the current quarter when compared to the year earlier period.

Net interest income increased to $1.6 million for the three months ended March 31, 2004 compared to $1.5 million reported for the three months ended March 31, 2003. The Company's net interest margin also improved 17 basis points to 3.01% for the current quarter compared to 2.84% for the earlier quarter. This was primarily due to a decline in the cost of interest-bearing liabilities that was greater than the decline in interest-earning asset yields and to a lesser extent, higher average loan balances during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Net charge-offs declined to $78,000 for the quarter ended March 31, 2004 compared to $339,000 for the quarter ended March 31, 2003. This trend along with relative stability in non-performing assets and minimal loan growth since year end 2003 allowed the Company to continue with no provision for loan losses during the current quarter, unchanged from the year earlier period.

Noninterest income decreased $132,000 or 29.7% to $312,000 for the current period compared to $444,000 during the year earlier period. This decline was primarily due to decreases of $137,000 in net gain on sale of loans and $37,000 in trust and brokerage fees partially offset by increases in other noninterest income items of $42,000.

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

RESULTS OF OPERATIONS (CONTINUED)

Mortgage refinancing volume declines led to the decrease in net gain on sale of loans, while the conversion of trust assets to another financial institution during the third quarter of 2003 under a revenue sharing agreement led to the decline in trust and brokerage fees.

Other noninterest income items increased mainly due to increases in cash surrender value of life insurance on new bank owned life insurance ("BOLI") acquired during late first quarter 2003 and to a lesser extent, a decline in the amortization of mortgage servicing rights from quarter to quarter.

Noninterest expense increased $63,000 to $1.4 million for the quarter ended March 31, 2004 compared to $1.3 million for the quarter ended march 31, 2003. This increase came primarily in salaries and employee benefits due to increased funding on a defined benefit pension plan, increased ESOP expense due to the Company's current share price, and less deferred loan origination fees due to lower mortgage volumes.

Income tax expense decreased $36,000 to $128,000 for the period ended March 31, 2004 from $164,000 reported for the period ended March 31, 2003. The decrease was mainly due to lower taxable income in the current quarter compared to the same quarter of 2003 and more non-taxable income related to increased cash surrender values on BOLI acquired during late first quarter 2003 and again during first quarter 2004. This decrease was reflected by an effective tax rate of 24.1% for the quarter ended March 31, 2004 compared to a 25.5% effective tax rate for the quarter ended March 31, 2003.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses calculation based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, relative stability in non-performing assets, decline in net charge-offs and minimal loan growth management continued with no provision for loan losses for the three months ended March 31, 2004 unchanged for the same period ended March 31, 2003.

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of non-accruing loans, troubled debt restructurings and foreclosed real estate and repossessed assets which have been acquired as a result of foreclosure. The following table summarizes, in thousands, the various categories of non-performing assets:

                                                 March 31,   December 31,
                                                   2004         2003
                                                   ----         ----
      Non-performing loans
         One-to-four-family                       $  165       $   81
         Commercial real estate                    2,408        2,047
         Consumer                                    154          207
         Commercial                                   78           78
                                                  ------       ------
            Total                                  2,805        2,413
                                                  ------       ------
      Foreclosed real estate
         One-to-four-family                           74          146
         Commercial real estate                       15           16
                                                  ------       ------
            Total                                 $   89       $  162
                                                  ------       ------
      Repossessed Assets
         Consumer                                     17            3
         Commercial                                   --           --
                                                  ------       ------
            Total                                 $   17       $    3
                                                  ------       ------
            Total non-performing assets           $2,911       $2,578
                                                  ======       ======
            Total non-performing assets as a
                percentage of total assets          1.31%        1.13%
                                                  ======       ======

Non-performing assets increased $333,000 to $2.9 million at March 31, 2004 from the $2.6 million reported at December 31, 2003. One commercial borrower comprises approximately $284,000 of the $333,000 increase in non-performing assets. Management is continuing to work with this borrower and is comfortable with the current collateral position.

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Additionally, one borrower continues to comprise $1.4 million or 48.3% of the $2.9 million in total non-performing assets reported at March 31, 2004. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time.

The following table represents an analysis of Northeast Indiana Bancorp's allowance for loan losses for the three months ended March 31, 2004 and March 31, 2003:

                                                        Three Months Ended
                                                            March 31,
                                                      2004               2003
                                                  -------------------------------
Balance at beginning of period                    $  1,772,109       $  2,135,630

Charge-offs:
     One-to-four family                                     --             25,954
     Commercial real estate                                 --            201,379
     Commercial                                             --            100,488
     Consumer                                          112,191             92,148
                                                  -------------------------------
                                                       112,191            419,969
                                                  -------------------------------
Recoveries:
     Commercial                                             --             13,000
     Consumer                                           34,331             67,850
                                                  -------------------------------
                                                        34,331             80,850
                                                  -------------------------------

Net Charge-offs                                         77,860            339,119
Additions charged to operations                             --                 --
                                                  -------------------------------
Balance at end of period                          $  1,694,249       $  1,796,511
                                                  ===============================

Ave. gross loans and loans HFS                    $169,170,841       $158,838,181

Ratio of net charge-offs during the period
to average loans outstanding during the
period
(annualized)                                              0.18%              0.85%

Average non-performing loans                      $  2,804,894       $  4,611,388
Ratio of net charge-offs during the period
to average non-performing loans (annualized)             11.10%             29.42%

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Impaired loans at March 31, 2004 were $2.8 million compared to $2.5 million at December 31, 2003. The net change in impaired loans of $300,000 between December 31, 2003 and March 31, 2004 was primarily due to the addition of one commercial real estate relationship consisting of $284,000. As of March 31, 2004, management has set aside $520,000 in specific reserves against the balances of these impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At March 31, 2004, First Federal exceeded all regulatory capital standards.

At March 31, 2004 First Federal's risk based capital was $26.4 million or 18.4% of risk adjusted assets, which exceeds the OTS requirement of $11.5 million and 8.0% by $14.9 million and 10.4%. First Federal's core capital at March 31, 2004 was $25.3 million or 11.4% of average assets, which exceeds the OTS requirement of $8.9 million, and 4.0% by $16.4 million and 7.4%. See Note 5 of Notes to Consolidated Financial Statements (Unaudited).

First Federal's primary sources of funds are deposits, borrowings from the FHLB, the sale of fixed rate mortgages to the secondary market, principal and interest payments of loans, operations income and short-term investments. While scheduled repayments of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has monitored its liquidity position by, among other things, reviewing cash flows generated from the balance sheet during monthly asset/liability committee ("ALCO") sessions.

During the first quarter ended March 31, 2004, Northeast Indiana Bancorp closed out a stock repurchase program which began in March 2003 prior to its completion. The Company was able to repurchase 28,265 of the authorized 74,195 common shares previously announced over the past twelve months, including 3,100 during the quarter ended March 31, 2004. The Company subsequently announced a new stock repurchase program authorizing another 5% or 74,446 common shares that can be repurchased in the open market over the next twelve months.

First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

                         NORTHEAST INDIANA BANCORP, INC.
        ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
                   Three months ended March 31, 2004 and 2003

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

                         NORTHEAST INDIANA BANCORP, INC.
                         ITEM 3 -CONTROLS AND PROCEDURES

Item 3. Controls and Procedures

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

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------------------------
                                      (a)                      (b)                      (c)                      (d)
                                                                              Total Number of
                                                                              Shares                    Maximum Number
                                                                              Purchased as Part of      of Shares
                            Total Number of          Average Price            Publicly                  That May Yet Be
                            Shares                   Paid per Share           Announced Plans or        Purchased Under the
Period                      Purchased (1)                                     Programs (2)              Plans or Programs (2)
-------------------------------------------------------------------------------------------------------------------------------
1/1/04 -
1/31/04                                  2,500       $         20.58                             --                      49,030
-------------------------------------------------------------------------------------------------------------------------------
2/1/04 -
2/29/04                                     --       $            --                             --                      49,030
-------------------------------------------------------------------------------------------------------------------------------
3/1/04 -
3/31/04                                 14,250       $         21.25                          3,100                      74,446
-------------------------------------------------------------------------------------------------------------------------------
Total:                                  16,750       $         21.15                          3,100                      74,446
                                        ------                 -----                          -----                      ------
-------------------------------------------------------------------------------------------------------------------------------

(1) We repurchased an aggregate of 3,100 shares of our common stock pursuant to the repurchase program that we publicly announced on March 26, 2003 (the "Program") and an aggregate of 13,650 shares of our common stock in transactions outside of the Program.

(2) Our board of directors approved the repurchase by us of up to an aggregate of 74,195 shares of common stock pursuant to the Program. 45,930 shares remained available for repurchase upon the expiration of the Program on March 26, 2004. On March 30, 2004 our board of directors approved a new common stock repurchase program allowing for the repurchase of 74,446 shares prior to expiration on March 30, 2005.

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 24, 2004. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

      (1)   The election of the following directors for a three year term:

                                                           Votes
                                                           -----
                                                  For                Withheld
                                                  ---                --------

            Stephen E. Zahn                    1,151,805              12,826
            Dan L. Stpehan                     1,137,163              27,468

      (2)   Ratification of Crowe Chizek and Company LLC as auditors:

                                                           Votes
                                                           -----
                                    For          Against             Abstain
                                    ---          -------             -------

                                1,162,512          850                1,269

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            None

      (b) Reports on Form 8-K

      (1)   January 21, 2004 Announcing Fourth Quarter 2003 Earnings

      (2) January 28, 2004 Announcing Quarterly Cash Dividend and Ninth Annual Shareholder's Meeting Date

      (3)   March 31, 2004 Announcing Re-Authorization of Stock Repurchase
            Program

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTHEAST INDIANA BANCORP, INC.


Date: May 13, 2004                    By: /S/ STEPHEN E ZAHN

                                          Stephen E. Zahn
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date: May 13, 2004                    By: /S/ RANDY J SIZEMORE

                                          Randy J. Sizemore
                                          Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)