Form 10QSB
period 2004-06-30
NORTHEAST INDIANA BANCORP INC
filed 2004-08-12
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                            OUTSTANDING AT July 20, 2004
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                     1,463,917

          Transitional Small Business Disclosure Format: YES |_| NO |X|

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION (UNAUDITED)                              PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 2004 and December 31, 2003                                   1

         Consolidated Statements of Income for the
         three and six months ended June 30, 2004 and 2003                     2

         Consolidated Statement of Changes in Shareholders' Equity
         for the six months ended June 30, 2004                                3

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2004 and 2003                                   4

         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial Condition           9
         and Results of Operation

Item 3.  Controls and Procedures                                              16

PART II. OTHER INFORMATION                                                    18

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes In Securities and Small Business Issuer Purchases
         of Equity Securities                                                 19

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     21

         Signature page                                                       22

         Exhibit 31.1 and Exhibit 31.2 -Certifications Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                        23

         Exhibit 32.1 and Exhibit 32.2 -Certifications Furnished
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            24

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                       June 30,         December 31,
                                                                                         2004               2003
                                                                                     (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                          $   2,331,792       $   6,849,198
Noninterest earning cash and cash equivalents                                           4,462,827           2,483,881
                                                                                    -------------       -------------
     Total cash and cash equivalents                                                    6,794,619           9,333,079
Securities available for sale                                                          41,174,716          43,687,318
Securities held to maturity (fair value:
  June 30, 2004- $60,000; December 31, 2003 - $150,000)                                    60,000             150,000
Loans receivable, net of allowance for loan losses: June 30,
  2004 - $1,483,672; and December 31, 2003 - $1,772,109                               164,358,144         163,676,825
Accrued interest receivable                                                               803,947             798,722
Premises and equipment, net                                                             2,117,731           2,061,781
Investments in limited liability partnerships                                           1,486,533           1,602,147
Cash surrender value of life insurance                                                  5,056,430           4,352,129
Other assets                                                                            3,247,321           1,732,531
                                                                                    -------------       -------------
     Total assets                                                                   $ 225,099,441       $ 227,394,532
                                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Demand deposits- noninterest bearing                                           $   6,116,711       $   5,945,039
     Savings                                                                           12,667,210          10,916,937
     NOW                                                                               14,570,500          13,005,299
     MMDA                                                                              23,717,858          19,335,140
     Time deposits                                                                     72,998,341          72,807,321
                                                                                    -------------       -------------
         Total deposits                                                               130,070,620         122,009,736
Borrowed funds                                                                         66,802,588          76,545,485
Accrued expenses and other liabilities                                                  1,702,849           1,644,751
                                                                                    -------------       -------------
     Total liabilities                                                                198,576,057         200,199,972
Shareholders' equity
     Preferred stock, no par value: 500,000 shares authorized; 0 shares issued                 --                  --
     Common stock, $.01 par value: 4,000,000 shares authorized;
       6/30/04: 2,640,672 shares issued, 1,467,917 shares outstanding
       12/31/03: 2,640,672 shares issued, 1,487,514 shares outstanding                     26,407              26,407
     Additional paid in capital                                                        29,324,329          29,143,357
     Retained earnings, substantially restricted                                       14,845,810          14,428,855
     Unearned employee stock ownership plan shares                                       (289,108)           (351,190)
     Unearned recognition and retention plan shares                                       (56,719)                 --
     Accumulated other comprehensive loss, net of tax                                    (774,544)           (236,943)
     Treasury stock, 1,172,755 and 1,153,158 common shares, at
       cost, at June 30, 2004 and December 31, 2003                                   (16,552,791)        (15,815,926)
                                                                                    -------------       -------------
     Total shareholder's equity                                                        26,523,384          27,194,560
                                                                                    -------------       -------------
         Total liabilities and shareholders' equity                                 $ 225,099,441       $ 227,394,532
                                                                                    =============       =============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                   Three months ended                 Six months ended
                                                         June 30,                          June 30,
                                                  2004              2003             2004             2003
                                                  ----              ----             ----             ----
                                                                        (Unaudited)
Interest income
 Loans, including fees                        $ 2,610,198       $ 2,692,068      $ 5,210,880      $ 5,480,715
 Taxable securities                               343,511           394,726          719,023          786,891
 Non-taxable securities                            26,809            17,374           50,242           34,569
 Deposits with financial institutions              14,087            44,619           23,959           81,006
                                              -----------       -----------      -----------      -----------
   Total interest income                        2,994,605         3,148,787        6,004,104        6,383,181

Interest expense
 Deposits                                         621,887           774,459        1,259,245        1,615,717
 Borrowed funds                                   784,370           899,258        1,581,403        1,798,049
                                              -----------       -----------      -----------      -----------
   Total interest expense                       1,406,257         1,673,717        2,840,648        3,413,766

Net interest income                             1,588,348         1,475,070        3,163,456        2,969,415
Provision for loan losses                              --                --               --               --
                                              -----------       -----------      -----------      -----------

Net interest income after provision
 for loan losses                                1,588,348         1,475,070        3,163,456        2,969,415

Noninterest income
 Service charges on deposit accounts              124,493            93,585          208,865          178,121
 Loan servicing fees                               62,900            63,247          122,744          113,456
 Net gain on sale of securities
  available for sale                                   --                --           18,970               --
 Net gain on sale of loans held for sale           27,659           259,546           56,208          425,120
 Net gain (loss) on sale of foreclosed
  real estate and repossessed assets               (1,450)           48,508            4,221           62,862
 Trust and brokerage fees                          10,913            50,517           25,837          102,212
 Other income                                     106,926           122,459          206,077          199,764
                                              -----------       -----------      -----------      -----------
   Total noninterest income                       331,441           637,862          642,922        1,081,535

Noninterest expense
 Salaries and employee benefits                   756,050           617,615        1,502,354        1,277,364
 Occupancy                                        110,409           123,454          222,663          247,182
 Data processing                                  158,181           167,243          322,266          336,324
 Deposit insurance premium                          4,680             4,918            9,364           10,071
 Professional fees                                 65,103            69,288          135,751          147,005
 Correspondent bank charges                        54,251            53,836          107,626           99,773
 Other expense                                    183,481           186,981          388,071          398,072
                                              -----------       -----------      -----------      -----------
   Total noninterest expense                    1,332,155         1,223,335        2,688,095        2,515,791
                                              -----------       -----------      -----------      -----------
Income before income taxes                        587,634           889,597        1,118,283        1,535,159
 Income tax expense                               155,214           257,550          283,273          421,900
                                              -----------       -----------      -----------      -----------

Net income                                    $   432,420       $   632,047      $   835,010      $ 1,113,259
                                              ===========       ===========      ===========      ===========
Comprehensive income (loss)                   $  (104,697)      $   617,008      $   297,409      $ 1,047,996
                                              ===========       ===========      ===========      ===========
Basic earnings per common share               $      0.30       $      0.45      $      0.58      $      0.78
Diluted earnings per common share             $      0.29       $      0.43      $      0.56      $      0.75

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six months ended June 30, 2004
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                    Unearned
                                                                                    Employee
                                                         Additional                   Stock
                                               Common     Paid-in       Retained    Ownership
                                                Stock     Capital       Earnings   Plan Shares
                                               -------   ----------     --------   -----------
Balance at January 1, 2004                     $26,407  $29,143,357   $14,428,855   $(351,190)

Net income for six months
ended June 30, 2004                                                       835,010

Other comprehensive loss:
 Net change in unrealized losses
 on securities available for sale,
 net of tax


 Total other comprehensive loss


Total comprehensive income

Cash dividends ($.28 per share year to date)                             (418,055)

Purchase of 46,936 shares of treasury stock

Issuance of 24,339 shares of treasury
stock upon exercise of stock options                        (10,300)

Tax effect of stock plans                                    61,726

7,516 shares committed to be released
under ESOP                                                   99,178                    62,082

Purchase of 3,000 treasury shares for RRP
Amortization of RRP contributions                            30,368

                                               -------  -----------   -----------   ---------
Balance at June 30, 2004                       $26,407  $29,324,329   $14,845,810   $(289,108)
                                               =======  ===========   ===========   =========
                                                                  Accumulated
                                                   Unearned          Other
                                                  Recognition    Comprehensive                          Total
                                                 And Retention       Loss,          Treasury        Shareholders'
                                                  Plan Shares     Net of Tax          Stock             Equity
                                                 -------------   -------------      ---------       -------------
Balance at January 1, 2004                               --       $(236,943)      $(15,815,926)      $ 27,194,560

Net income for six months
ended June 30, 2004                                                                                       835,010

Other comprehensive loss:
 Net change in unrealized losses
 on securities available for sale,
 net of tax                                                        (537,601)
                                                                  ---------

 Total other comprehensive loss                                                                          (537,601)
                                                                                                     ------------

Total comprehensive income                                                                                297,409

Cash dividends ($.28 per share year to date)                                                             (418,055)

Purchase of 46,936 shares of treasury stock                                         (1,016,846)        (1,016,846)

Issuance of 24,339 shares of treasury
stock upon exercise of stock options                                                   248,474            238,174

Tax effect of stock plans                                                                                  61,726

7,516 shares committed to be released
under ESOP                                                                                                161,260

Purchase of 3,000 treasury shares for RRP           (61,875)                                                   --
Amortization of RRP contributions                     5,156                             31,507              5,156

                                                   --------       ---------       ------------       ------------
Balance at June 30, 2004                           $(56,719)      $(774,544)      $(16,552,791)      $ 26,523,384
                                                   ========       =========       ============       ============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                     Six months ended
                                                                                         June 30,
                                                                                 2004                2003
                                                                                 ----                ----
                                                                                        (Unaudited)
Cash flows from operating activities
     Net income                                                               $    835,010       $  1,113,259
     Adjustments to reconcile net income
      to net cash from operating activities
       Depreciation and amortization                                               347,464             22,823
       Net (gain) loss on sale of:
        Foreclosed real estate and repossessed assets                                  313            (62,862)
        Loans held for sale                                                        (56,208)          (425,120)
        Securities available for sale                                              (18,970)                --
     Originations of loans held for sale                                        (1,438,049)       (16,192,611)
     Proceeds from loans sold                                                    1,494,257         16,484,716
     Reduction of obligation under ESOP                                            161,260            128,830
     Amortization of RRP                                                             5,156              3,918
     Net change in:
          Other assets                                                            (430,395)            57,902
          Accrued interest receivable                                               (5,225)           (44,832)
          Accrued expenses and other liabilities                                    58,098          1,492,191
                                                                              ------------       ------------
            Total adjustments                                                      117,701          1,464,955
                                                                              ------------       ------------
              Net cash from operating activities                                   952,711          2,578,214

Cash flows from investing activities
     Purchases of securities available for sale                                 (5,033,030)       (18,888,396)
     Proceeds from maturities and principal payments of:
          Securities available for sale                                          4,938,720         13,235,698
          Securities held to maturity                                               90,000             41,000
     Proceeds from sale of securities available for sale                         1,786,137                 --
     Purchase of life insurance                                                   (600,000)        (2,000,000)
     Purchase of loans                                                          (2,061,029)                --
     Proceeds from sale of participation loans                                     875,000                 --
     Net change in loans                                                          (592,165)         2,787,830
     Proceeds from sale of foreclosed real estate and repossessed assets           163,807          1,668,277
     Expenditures on premises and equipment                                       (179,870)           (55,282)
                                                                              ------------       ------------
          Net cash from investing activities                                      (612,430)        (3,210,873)

Cash flows from financing activities
     Net change in deposits                                                      8,060,884            284,503
     FHLB advances                                                               3,000,000                 --
     Repayment of FHLB advances                                                 (4,000,000)        (2,000,000)
     Payments of demand notes                                                           --           (100,000)
     Net change in other borrowed funds                                         (8,742,897)        (4,857,071)
     Dividends paid                                                               (418,056)          (386,343)
     Purchase of treasury stock                                                 (1,016,846)          (772,031)
     Sale of treasury stock                                                        238,174            158,699
                                                                              ------------       ------------
Net cash from financing activities                                              (2,878,741)        (7,672,243)
                                                                              ------------       ------------
Net change in cash and cash equivalents                                         (2,538,460)        (8,304,902)

Cash and cash equivalents at beginning of period                                 9,333,079         18,256,408
                                                                              ------------       ------------
Cash and cash equivalents at end of period                                    $  6,794,619       $  9,951,506
                                                                              ============       ============
Cash paid for:
     Interest                                                                 $  2,849,791       $  3,473,353
     Income taxes                                                                  245,250            225,850
Non-cash transactions:
     Transfer from loans to other real estate and repossessed assets             1,096,875          1,461,670

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and six months ended June 30, 2004 and 2003 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp"or "the Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly-owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is based on weighted-average common shares outstanding less unallocated ESOP shares and nonvested RRP shares. Diluted earnings per common share further assumes issue of any dilutive potential common shares.

                                                              Three months ended               Six months ended
                                                                   June 30,                         June 30,
                                                              ------------------               ----------------
                                                              2004           2003            2004            2003
                                                              ----           ----            ----            ----
Earnings Per Common Share
 Net income available to common shareholders              $  432,420      $  632,047      $  835,010      $1,113,259
 Weighted average common shares outstanding
   (net of unallocated ESOP shares and
   nonvested RRP shares)                                   1,436,264       1,414,449       1,440,721       1,423,186
                                                          ----------------------------------------------------------
 Basic Earnings Per Common Share                          $     0.30      $     0.45      $     0.58      $     0.78
                                                          ----------------------------------------------------------

Earnings Per Common Share Assuming Dilution
 Net income available to common shareholders              $  432,420      $  632,047      $  835,010      $1,113,259
 Weighted average common shares outstanding
   for basic earnings per common share                     1,436,264       1,414,449       1,440,721       1,423,186
 Add: dilutive effects of assumed exercises of
   stock options and non qualified stock options
   incentive                                                  47,303          46,093          51,216          51,850
                                                          ----------------------------------------------------------
 Weighted average common and dilutive
   potential common shares outstanding                     1,483,568       1,460,542       1,491,937       1,475,036
                                                          ----------------------------------------------------------
Diluted Earnings Per Common Share                         $     0.29      $     0.43      $     0.56      $     0.75
                                                          ==========================================================

NOTE 3 - SUBSEQUENT EVENT-CASH DIVIDENDS

On July 27, 2004, the Board of Directors of Northeast Indiana Bancorp announced a cash dividend of $0.14 per common share. The dividend will be paid on August 24, 2004 to common shareholders of record on August 10, 2004. The payment of the cash dividend will reduce shareholders' equity in the third quarter by approximately $205,000.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 4 - STOCK REPURCHASE PLAN

On March 31, 2004, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 5.0% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 74,446 shares. During the quarter ended June 30, 2004 there were 30,186 shares repurchased at an average price of $21.95. This leaves 44,260 shares still available to be repurchased under the current plan.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2004, the capital requirements for First Federal under those federal regulatory requirements and First Federal's actual capital ratios. As of June 30, 2004, First Federal substantially exceeded all regulatory minimum capital requirements and is considered to be "well capitalized" as defined by federal regulatory capital requirements.

                                                                                                   Minimum Required To Be Well
                                                                         Minimum Required For        Capitalized Under Prompt
                                                  Actual              Capital Adequacy Purposes   Corrective Action Regulations
                                                  ------              -------------------------   -----------------------------
                                           Amount         Ratio           Amount         Ratio         Amount         Ratio
                                           ------         -----           ------         -----         ------         -----
                                                                        (Dollars in thousands)
Total Capital
(to risk weighted assets)                  $26,719         18.4%         $11,587          8.0%        $14,481         10.0%

Tier 1 (core) capital (to
risk weighted assets)                       25,387         17.5            5,794          4.0           8,691          6.0

Tier 1(core) capital (to
adjusted total assets)                      25,387         11.2            9,029          4.0          11,286          5.0

Tier 1 (core) capital (to
average assets)                             25,387         11.2            9,058          4.0          11,323          5.0

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

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS (Continued)

These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. If impaired, the investments are reported at discounted amounts. First Federal's involvement in these types of investments is for tax planning purposes only and as such, First Federal is not involved in the management or operation of such investments. At June 30, 2004, First Federal had four such investments with a carrying value of $1.5 million.

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

                                                Three months ended             Six months ended
                                                     June 30,                      June 30,
                                               2004           2003            2004            2003
                                               ----           ----            ----            ----
Net income as reported                      $ 432,420      $ 632,047      $  835,010      $ 1,113,259
Proforma net income                           425,332        627,448         820,834        1,104,061
Reported earnings per common share
     Basic                                       0.30           0.45            0.58             0.78
     Diluted                                     0.29           0.43            0.56             0.75
Proforma earnings per common share
     Basic                                       0.30           0.44            0.57             0.78
     Diluted                                     0.29           0.43            0.55             0.75

The weighted average fair value of stock options granted during the six months ended June 30, 2003 was $2.96 per option. No options were granted in the same period of 2004. The fair value of options granted during the six months ended June 30, 2003 were estimated using an option pricing model with the following weighted average information as of the grant date:

                                                           2003
                                                           ----

     Risk free rate of interest                           3.27%
     Expected option life                               6 years
     Expected dividend yield                              3.37%
     Expected volatility                                 24.84%

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2004
--------------------------------------------------------------------------------

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

                                                                                   Weighted-
                                                                                    Average
                                            Available           Options            Exercise
                                            For Grant         Outstanding           Price
                                            ---------         -----------           -----
      Balance at December 31, 2003            141,174            138,495            $11.46
         Options exercised                         --            (24,339)             9.79
                                              -------            -------
      Balance at June 30, 2004                141,174            114,156             11.82
                                              =======            =======

At June 30, 2004, options outstanding had a weighted average remaining life of approximately 3.46 years. There were 90,356 options exercisable at June 30, 2004 with a weighted-average exercise price of $10.53.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. As of June 30, 2004, Northeast Indiana Bancorp had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings and the interest rates paid there on. First Federal's earnings are also affected by provisions for loan losses, service charge and fee income, other noninterest income, operating expenses and income taxes. Operating expenses consist primarily of salaries and employee benefits, occupancy expenses, data processing, federal deposit insurance premiums and other general administrative expenses.

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

FINANCIAL SERVICES

Northeast Indiana Bancorp announced during the quarter ended June 30, 2004 the acquisition of Innovative Financial Services ("Innovative") through First Federal's subsidiary, Northeast Indiana Financial. The staff of Innovative, including one broker and three support staff, will become employees of First Federal through Northeast Indiana Financial. The acquisition will enable Northeast Indiana Financial to offer non-FDIC insured products such as life insurance, estate planning, financial planning, and retirement plans to small businesses in addition to its existing product offerings of mutual funds, annuities, stocks, bonds, and brokerage accounts. Management feels the addition of Innovative, one of the largest independent brokerage firms in our primary market based on assets under management, should produce a positive cash flow to First Federal and provide existing and potential customers with quality service and a broad product mix.

--------------------------------------------------------------------------------
                                 Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets decreased $2.3 million or 1.0% from $227.4 million at December 31, 2003 to $225.1 million at June 30, 2004. Securities available for sale decreased $2.5 million to $41.2 million as management utilized proceeds from called, matured and sold securities to fund new loans and to purchase new Bank-Owned Life Insurance ("BOLI"). Cash and cash equivalents decreased by $2.5 million, from $9.3 million to $6.8 million.

Net loans receivable increased $681,000 from $163.7 million at December 31, 2003 to $164.4 million at June 30, 2004. The increase in net loans receivable was impacted by $1.1 million in loan balances transferred to real estate owned. Allowance for loan losses decreased approximately $288,000 through the six months ended June 30, 2004, which is discussed in more detail under the non-performing assets and allowance for loans losses section.

Cash surrender value of life insurance increased $704,000 to $5.1 million at June 30, 2004 as First Federal purchased new Bank-Owned Life Insurance ("BOLI") policies on a pool of officers. Management believes the earnings credit rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefit plans that are currently in place for employees.

Total deposits increased $8.1 million or 6.6% from $122.0 million at December 31, 2003 to $130.1 million at June 30, 2004. All deposit areas experienced growth during the quarter, but most of the growth came in savings, NOW, MMDA, and noninterest bearing demand deposits as management continues to focus on enhancing funding cost efficiencies by attracting lower cost funds. Borrowed funds have been reduced by $9.7 million predominantly through a reduction in short term borrowings under repurchase agreements.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $432,000 or $0.29 per diluted common share and $835,000 or $0.56 per diluted common share for the three and six months ended June 30, 2004 compared to net income of $632,000 or $0.43 per diluted common share and $1.1 million or $0.75 per common diluted share for the three and six months ended June 30, 2003. The decreases between the three and six month periods are primarily related to a decline in mortgage volumes between periods due to significantly less refinancing activity during fiscal 2004 compared to the levels associated with the fiscal 2003, and are discussed in more detail below.

Net interest income increased to $1.6 million for the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003. Net interest income increased to $3.2 million from $3.0 million for the six months ended June 30, 2004 and June 30, 2003.

--------------------------------------------------------------------------------
                                    Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

The Company's net interest margin also improved 21 and 19 basis points to 2.99% and 3.00% for the three and six months ended June 30, 2004 compared to 2.78% and 2.81% for the three and six months ended June 30, 2003. In both cases this was primarily due to a decline in the cost of interest-bearing liabilities that was greater than the decline in interest-earning asset yields and to a lesser extent, higher average loan balances between the three and six month periods.

Due to improving non-performing asset trends during the three and six months ended June 30, 2004 and minimal loan growth during the same period, there were no provisions for loan losses recorded. This compares to no provision for loan losses recorded during the three and six months ended June 30, 2003. The improving trends are discussed in more detail under the non-performing assets and allowance for loan losses section of this discussion.

Noninterest income decreased to $331,000 for the three months ended June 30, 2004 compared to $638,000 for the three months ended June 30, 2003. This was primarily due to a $232,000 decrease in net gains on the sale of loans from quarter to quarter. The Company also recorded a net loss on the sale of repossessed assets for the quarter ended June 30, 2004 of $1,000 compared to a net gain on the sale of repossessed assets for the quarter ended June 30, 2003 of $49,000. Trust and brokerage fees declined $40,000 between quarters due to the conversion of trust assets to another financial institution during the third quarter of 2003 under a revenue sharing agreement. Service charges on deposit accounts increased $31,000 for the current quarter as a new retail overdraft program was implemented by management during the quarter ended June 30, 2004.

Noninterest income decreased to $643,000 for the six months ended June 30, 2004 compared to the $1.1 million recorded for the six months ended June 30, 200. This significant decrease is due to the same factors described for the three month comparison of noninterest income.

Noninterest expenses increased $109,000 and $172,000 for the three and six month periods ended June 30, 2004 compared to the prior year periods. For both the quarterly and six month comparisons, the increases came primarily in salaries and employee benefits due to increased funding on a defined benefit pension plan, increased ESOP expense due to the Company's current share price, and less deferred loan origination fees due to significantly lower mortgage volumes. Occupancy, data processing, professional fees and other expenses saw decreases between both the three months and six months ended June 30, 2004 compared to the same periods in 2003 as management continues to contain costs where possible.

--------------------------------------------------------------------------------
                                 Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Income tax expense decreased for the quarter ended June 30, 2004 to $155,000 compared to $258,000 for the quarter ended June 30, 2003 due primarily to lower taxable income in the current period. Northeast Indiana Bancorp's effective tax rate was 26.4% in the current quarter compared to 29.0% in the year earlier quarter. Income tax expense was $283,000 for the six months ended June 30, 2004 compared to $422,000 for the six months ended June 30, 2003. This was again due to lower taxable income between periods. The effective tax rate was 25.3% for the current period compared to 27.5% in the prior year period.

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

As a result of this review process and due to improving trends in non-performing assets, Northeast Indiana Bancorp recorded no provision for loan losses for either the three and six months ended June 30, 2004 or the three and six months ended June 30, 2003.

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

--------------------------------------------------------------------------------
                                 Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes in thousands the various categories of non-performing assets:

                                            June 30,    March 31,   December 31,
                                              2004         2004         2003

Non-accruing loans
 One-to-four family                          $   81       $  165       $   81
 Commercial real estate                       1,041        2,408        2,047
 Consumer                                        91          154          207
 Commercial                                     129           78           78
                                             --------------------------------
 Total                                        1,342        2,805        2,413
                                             --------------------------------
Foreclosed real estate
 One-to-four family                              74           74          146
 Commercial real estate                       1,025           15           16

                                             --------------------------------
 Total                                        1,099           89          162
                                             --------------------------------
Repossessed assets
 Consumer                                        --           17            3
 Commercial                                      --           --           --
                                             --------------------------------
 Total                                           --           17            3
                                             --------------------------------
Total non-performing assets                  $2,441       $2,911       $2,578
                                             ================================
Total non-performing assets
As a percentage of total assets                1.08%        1.31%        1.13%
                                             ================================

Total non-performing assets decreased from $2.9 million to $2.4 million or 1.1% of total assets at June 30, 2004 from 1.3% of total assets at March 31, 2004. Non-accruing loans declined $1.5 million to $1.3 million at June 30, 2004 from $2.8 million at March 31, 2004. This was primarily due to a significant commercial real estate loan being transferred to real estate owned during the quarter ended June 30, 2004. Subsequent to the property being transferred to real estate owned, the Bank accepted a purchase agreement and earnest money from a qualified buyer. The property was sold during July 2004 and removed from real estate owned as of the closing date.

--------------------------------------------------------------------------------
                                 Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents an analysis of the Company's allowance for loan losses for both the three and six months ended June 30, 2004 and June 30, 2003:

                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                 June 30,
                                               2004               2003                 2004                 2003
                                          --------------------------------------------------------------------------
Balance at beginning of period            $   1,694,249       $   1,796,511        $   1,772,109       $   2,135,630

Charge-offs:
 One-to-four family                               2,907                  --                2,907              25,954
 Commercial real estate                         208,218                  --              208,218             201,379
 Commercial                                          --                  --                   --             100,488
 Consumer                                        55,291              48,717              167,482             140,865
                                          --------------------------------------------------------------------------
                                                266,416              48,717              378,607             468,686
                                          --------------------------------------------------------------------------
Recoveries:
 One-to-four family                                  --                  --                   --                  --
 Commercial real estate                              --                  --                   --                  --
 Commercial                                      10,000              83,000               10,000              96,000
 Consumer                                        45,839              27,169               80,170              95,019
                                          --------------------------------------------------------------------------
                                                 55,839             110,169               90,170             191,019
                                          --------------------------------------------------------------------------

Net charge-offs (recoveries)                    210,577             (61,452)             288,437             277,667
Additions charged to operations                      --                  --                   --                  --
                                          --------------------------------------------------------------------------
Balance at end of period                  $   1,483,672       $   1,857,963        $   1,483,672       $   1,857,963
                                          ==========================================================================

Ave. gross loans and loans HFS            $ 170,898,873       $ 154,851,640        $ 170,034,857       $ 156,833,897
                                          --------------------------------------------------------------------------
Ratio of net charge-offs
(recoveries) to average loans
outstanding during the period
(annualized)                                       0.49%              (0.16)%               0.34%               0.35%
                                          --------------------------------------------------------------------------
Average non-performing loans              $   1,342,489       $   3,844,645        $   2,186,945       $   4,891,447
                                          --------------------------------------------------------------------------
Ratio of net charge-offs
(recoveries) to average non-
performing loans (annualized)                     62.74%              (6.39)%              26.38%              11.35%
                                          --------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Impaired loans at June 30, 2004 were $1.4 million compared to $2.5 million at December 31, 2003 and $2.8 million at March 31, 2004. The net change in impaired loans of $1.1 million between December 31, 2003 and June 30, 2004 was primarily due to a significant commercial real estate loan that was transferred to real estate owned during the quarter ended June 30, 2004. As mentioned earlier, this property was sold subsequent to June 30, 2004 and the closing took place during July 2004. As of June 30, 2004, management has set aside a total of $152,000 in specific reserves towards these impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk weighted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At June 30, 2004, First Federal exceeded all regulatory capital standards.

At June 30, 2004, First Federal's risk based capital was $26.7 million or 18.4% of risk weighted assets, which exceeds the OTS requirement of $11.6 million and 8.0% by $15.1 million and 10.4%. First Federal's core capital at June 30, 2004 was $25.4 million or 11.4% of average assets, which exceeds the OTS requirement of $9.1 million, and 4.0% by $16.2 million and 7.2%. See Note 5 of Notes to Consolidated Financial Statements (Unaudited).

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

During the quarter ended June 30, 2004, Northeast Indiana Bancorp repurchased 30,186 shares of treasury stock at an average cost of $21.95 under a previously announced stock repurchase program. In the opinion of management, these repurchases help leverage Northeast Indiana Bancorp's remaining equity and tend to improve return on shareholder's equity. Approximately 44,000 shares are still available to be repurchased under the existing program.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

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

Such statements are subject to risks and uncertainties, including, but not limited, to changes in economic conditions in Northeast Indiana Bancorp's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for its loans and other products in Northeast Indiana Bancorp's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                  June 30, 2004
--------------------------------------------------------------------------------

Item 3. Controls and Procedures (Continued)

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------------
                                    (a)                      (b)                     (c)                       (d)

                                                                              Total Number of
                                                                              Shares Purchased as      Maximum Number of
                                                                              Part of Publicly         Shares That May Yet Be
                              Total Number of          Average Price          Announced Plans or       Purchased Under the
Period                        Shares Purchased         Paid per Share         Programs (1)             Plans or Programs (1)
-----------------------------------------------------------------------------------------------------------------------------
4/1/04 - 4/30/04                       --                $       --                      --                    74,446
-----------------------------------------------------------------------------------------------------------------------------
5/1/04 - 5/31/04                   18,400                $    21.80                  18,400                    56,046
-----------------------------------------------------------------------------------------------------------------------------
6/1/04 - 6/30/04                   11,786                $    22.19                  11,786                    44,260
-----------------------------------------------------------------------------------------------------------------------------
Total:                             30,186                $    21.95                  30,186                    44,260
                                                         ----------                  ------
-----------------------------------------------------------------------------------------------------------------------------

(1) On March 31, 2004 our board of directors announced a new common stock repurchase program allowing for the repurchase of 74,446 shares prior to expiration on March 31, 2005.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders ("the meeting") of Northeast Indiana Bancorp, Inc. was held on April 21, 2004. The matters approved by shareholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

            (1)   The election of the following directors for a three year term:

                                                      Votes
                                                      -----
                                                 For       Withheld
                                                 ---       --------

                  Stephen E. Zahn             1,151,805     12,826
                  Daniel L. Stephan           1,137,163     27,468

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1 and Exhibit 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 and Exhibit 32.2 - Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      (b)   Reports on Form 8-K

            (1)   April 19, 2004  Announcing First Quarter 2004 Earnings

            (2)   April 22, 2004  Announcing Cash Dividend and Results of Annual
                                  Meeting

            (3)   June 30, 2004   Announcing Acquisition of Innovative Financial
                                  Services

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTHEAST INDIANA BANCORP, INC.

Date: August 12, 2004                 By:  /S/ STEPHEN E. ZAHN

                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

Date: August 12, 2004                 By:  /S/ RANDY J. SIZEMORE

                                           Randy J. Sizemore
                                           Senior Vice President and
                                            Chief Financial Officer
                                           (Principal Financial Officer)

--------------------------------------------------------------------------------