Form 10QSB
period 2004-09-30
NORTHEAST INDIANA BANCORP INC
filed 2004-11-10
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                            OUTSTANDING AT OCTOBER 15, 2004
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                       1,433,909

          Transitional Small Business Disclosure Format: YES |_| NO |X|

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                      -----

PART 1.  FINANCIAL INFORMATION (UNAUDITED)                                   PAGE NO.
Item 1.  Financial Statements (Condensed)

         Consolidated Balance Sheets
         September 30, 2004 and December 31, 2003                                1

         Consolidated Statements of Income for the
         three and nine months ended September 30, 2004 and 2003                 2

         Consolidated Statement of Changes in Shareholders' Equity
         for the nine months ended September 30, 2004                            3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2004 and 2003                                4

         Notes to Consolidated Financial Statements                              5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     9

Item 3.  Controls and Procedures                                                17

PART II. OTHER INFORMATION                                                      18

Item 1.  Legal Proceedings                                                      18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            19

Item 3.  Defaults Upon Senior Securities                                        20

Item 4.  Submission of Matters to a Vote of Security Holders                    20

Item 5.  Other Information                                                      20

Item 6.  Exhibits and Reports on Form 8-K                                       20

         Signature page                                                         21

         Exhibit 31.1 and Exhibit 31.2 -Certifications Pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002                                  22
         Exhibit 32.1 and Exhibit 32.2 -Certifications Furnished Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002                       23

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                       September 30,          December 31,
                                                                                           2004                   2003
                                                                                        (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                             $   2,401,752         $   6,849,198
Noninterest earning cash and cash equivalents                                              2,771,941             2,483,881
                                                                                       -------------         -------------
      Total cash and cash equivalents                                                      5,173,693             9,333,079
Securities available for sale                                                             39,434,079            43,687,318
Securities held to maturity (fair value: September
  30, 2004 - $60,000; December 31, 2003 - $150,000)                                           60,000               150,000
Loans held for sale                                                                          224,100                    --
Loans receivable, net of allowance for loan losses: September 30,
  2004 - $1,461,051 and December 31, 2003 - $1,772,109                                   172,319,234           163,676,825
Accrued interest receivable                                                                  838,473               798,722
Premises and equipment, net                                                                2,158,128             2,061,781
Investments in limited liability partnerships                                              1,428,726             1,602,147
Cash surrender value of life insurance                                                     5,108,374             4,352,129
Other assets                                                                               1,944,003             1,732,531
                                                                                       -------------         -------------
      Total assets                                                                     $ 228,688,810         $ 227,394,532
                                                                                       =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Demand deposits-noninterest bearing                                              $   7,271,900         $   5,945,039
      Savings                                                                             12,235,463            10,916,937
      NOW                                                                                 12,234,192            13,005,299
      MMDA                                                                                21,708,007            19,335,140
      Time deposits                                                                       74,988,184            72,807,321
                                                                                       -------------         -------------
           Total deposits                                                                128,437,746           122,009,736
Borrowed funds                                                                            72,494,686            76,545,485
Accrued expenses and other liabilities                                                     1,782,318             1,644,751
                                                                                       -------------         -------------
      Total liabilities                                                                  202,714,750           200,199,972
Shareholders' equity
      Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued                   --                    --
      Common stock, $.01 par value: 4,000,000 shares authorized;
         9/30/04: 2,640,672 shares issued, 1,425,357 shares outstanding
         12/31/03: 2,640,672 shares issued, 1,487,514 shares outstanding                      26,407                26,407
      Additional paid in capital                                                          29,398,118            29,143,357
      Retained earnings, substantially restricted                                         15,066,121            14,428,855
      Unearned employee stock ownership plan shares                                         (258,067)             (351,190)
      Unearned recognition and retention plan shares                                         (53,625)                   --
      Accumulated other comprehensive loss, net of tax                                      (701,781)             (236,943)
      Treasury stock, 1,215,315 and 1,153,518 common shares, at
         cost, at September 30, 2004 and December 31, 2003                               (17,503,113)          (15,815,926)
                                                                                       -------------         -------------
           Total shareholders' equity                                                     25,974,060            27,194,560
                                                                                       -------------         -------------
                Total liabilities and shareholders' equity                             $ 228,688,810         $ 227,394,532
                                                                                       =============         =============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and nine months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                  Three months ended                 Nine months ended
                                                     September 30,                     September 30,
                                                 2004             2003             2004             2003
                                             -----------      -----------      -----------      -----------
                                                                       (Unaudited)
Interest income
 Loans, including fees                       $ 2,616,209      $ 2,559,296      $ 7,827,088      $ 8,040,007
 Taxable securities                              358,838          390,735        1,077,861        1,177,626
 Non-taxable securities                           26,850           27,939           77,092           62,508
 Deposits with financial institutions             25,581           19,758           49,540          100,764
                                             -----------      -----------      -----------      -----------
  Total interest income                        3,027,478        2,997,728        9,031,581        9,380,905

Interest expense
 Deposits                                        614,650          708,946        1,873,895        2,324,663
 Borrowed funds                                  828,558          891,032        2,409,962        2,689,081
                                             -----------      -----------      -----------      -----------
  Total interest expense                       1,443,208        1,599,978        4,283,857        5,013,744

Net interest income                            1,584,270        1,397,750        4,747,724        4,367,161
Provision for loan losses                             --               --               --               --
                                             -----------      -----------      -----------      -----------

Net interest income after provision
 for loan losses                               1,584,270        1,397,750        4,747,724        4,367,161

Noninterest income
 Service charges on deposit accounts             150,671           94,669          359,536          272,788
 Loan servicing fees                              71,406           61,393          194,152          174,850
 Net gain on sale of securities
  available for sale                                 165           12,397           19,136           12,397
 Net gain on sale of loans held for sale          19,028           52,095           75,236          477,215
 Net gain (loss) on sale of foreclosed
  real estate and repossessed assets             (14,924)          (5,829)         (10,702)          57,033
 Trust and brokerage fees                         28,657           31,989           54,493          134,202
 Other income                                    101,333          106,348          307,408          306,113
                                             -----------      -----------      -----------      -----------
  Total noninterest income                       356,336          353,062          999,259        1,434,598

Noninterest expense
 Salaries and employee benefits                  771,904          653,916        2,274,258        1,931,281
 Occupancy                                       110,913          111,459          333,578          358,642
 Data processing                                 161,274          175,808          483,541          512,135
 Deposit insurance premium                         4,758            5,001           14,122           15,072
 Professional fees                                61,285           50,948          197,034          197,953
 Correspondent bank charges                       55,064           55,540          162,689          155,314
 Other expense                                   194,152          172,216          582,222          570,279
                                             -----------      -----------      -----------      -----------
  Total noninterest expense                    1,359,350        1,224,888        4,047,444        3,740,676
                                             -----------      -----------      -----------      -----------

Income before income taxes                       581,256          525,924        1,699,539        2,061,083
 Income tax expense                              158,796          130,728          442,069          552,628
                                             -----------      -----------      -----------      -----------

Net income                                   $   422,460      $   395,196      $ 1,257,470      $ 1,508,455
                                             ===========      ===========      ===========      ===========
Comprehensive income                         $   495,223      $   380,060      $   792,632      $ 1,428,056
                                             ===========      ===========      ===========      ===========

Basic earnings per common share              $      0.30      $      0.28      $      0.88      $      1.06
Diluted earnings per common share            $      0.29      $      0.28      $      0.85      $      1.02

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      Nine months ended September 30, 2004
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                                       Unearned
                                                                                                       Employee
                                                                  Additional                            Stock
                                                    Common         Paid-in           Retained          Ownership
                                                     Stock         Capital           Earnings         Plan Shares
                                                    -------      ------------      ------------      ------------
Balance at January 1, 2004                          $26,407      $ 29,143,357      $ 14,428,855      $   (351,190)

Net Income for nine months ended
  September 30, 2004                                                                  1,257,470

Other comprehensive income(loss):
  Net change in unrealized gains(losses)
  on securities available for sale, net of tax


   Total other comprehensive income (loss)


Total comprehensive income (loss)

Cash dividends ($.42 per share year to date)                                           (620,204)

Purchase of 91,196 shares of treasury stock

Issuance of 26,039 shares of treasury stock
upon exercise of options                                               (4,597)

Tax effect on stock plans                                              81,025

11,274 shares committed to be released
under ESOP                                                            147,965                              93,123

Purchase of 3,000 treasury shares for RRP                              30,368
Amortization of RRP contributions
                                                    --------------------------------------------------------------
Balance at September 30, 2004                       $26,407      $ 29,398,118      $ 15,066,121      $   (258,067)
                                                    ==============================================================

                                                                      Accumulated
                                                      Unearned           Other
                                                     Recognition     Comprehensive                            Total
                                                    And Retention    Income (Loss)       Treasury         Shareholders'
                                                     Plan Shares       Net of Tax         Stock              Equity
                                                    -------------    -------------     ------------       -------------
Balance at January 1, 2004                                    --       $(236,943)      $(15,815,926)      $ 27,194,560

Net Income for nine months ended
  September 30, 2004                                                                                         1,257,470

Other comprehensive income(loss):
  Net change in unrealized gains(losses)
  on securities available for sale, net of tax                          (464,838)
                                                                       ---------

   Total other comprehensive income (loss)                                                                    (464,838)
                                                                                                          ------------

Total comprehensive income (loss)                                                                              792,632

Cash dividends ($.42 per share year to date)                                                                  (620,204)

Purchase of 91,196 shares of treasury stock                                              (1,984,379)        (1,984,379)

Issuance of 26,039 shares of treasury stock
upon exercise of options                                                                    265,685            261,088

Tax effect on stock plans                                                                                       81,025

11,274 shares committed to be released
under ESOP
                                                                                                               241,088
Purchase of 3,000 treasury shares for RRP                (61,875)                            31,507                 --
Amortization of RRP contributions                          8,250                                                 8,250
                                                    ------------------------------------------------------------------
Balance at September 30, 2004                       $    (53,625)      $(701,781)      $(17,503,113)      $ 25,974,060
                                                    ==================================================================

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                 Nine months ended
                                                                                   September 30,
                                                                              2004              2003
                                                                          ------------      ------------
                                                                                    (Unaudited)
Cash flows from operating activities
      Net income                                                          $  1,257,470      $  1,508,455
      Adjustments to reconcile net income
       to net cash from operating activities
           Depreciation and amortization                                       498,693           322,130
           Provision for loan losses                                                --                --
           Net (gain) loss on sale of:
             Foreclosed real estate and repossessed assets                      17,501           (54,767)
             Loans held for sale                                               (75,236)         (477,215)
             Securities available for sale                                     (19,136)          (12,397)
       Originations of loans held for sale                                  (1,770,949)      (18,187,909)
       Proceeds from loans sold                                              1,622,085        18,923,649
       Reduction of obligation under ESOP                                      241,088           206,882
       Amortization of RRP                                                       8,250             3,918
       Net change in:
                Other assets                                                  (244,254)           55,947
                Accrued interest receivable                                    (39,751)         (125,343)
                Accrued expenses and other liabilities                         137,567           504,067
                                                                          ------------      ------------
                     Total adjustments                                         375,858         1,158,962
                                                                          ------------      ------------
                          Net cash from operating activities                 1,633,328         2,667,417

Cash flows from investing activities
      Purchases of securities available for sale                            (5,116,724)      (26,763,774)
      Proceeds from maturities and principal payments of:
           Securities available for sale                                     6,006,041        17,735,632
           Securities held to maturity                                          90,000            75,000
      Proceeds from sale of securities available for sale                    2,726,160         2,582,867
      Purchase of life insurance                                              (600,000)       (2,000,000)
      Purchase of loans                                                     (5,766,225)       (1,588,213)
      Proceeds from sale of participation loans                                264,829                --
      Net change in loans                                                   (4,265,538)         (159,085)
      Proceeds from sale of foreclosed real estate and repossessed
           vehicles                                                          1,110,392         2,148,898
      Expenditures on premises and equipment                                  (275,366)         (105,486)
                                                                          ------------      ------------
                Net cash from investing activities                          (5,826,431)       (8,074,161)

Cash flows from financing activities
      Net change in deposits                                                 6,428,010            75,193
      Advances from FHLB                                                    13,000,000         6,000,000
      Repayment of FHLB advances                                            (8,250,000)       (8,000,000)
      Payments of demand notes                                                      --          (100,000)
      Net change in other borrowed funds                                    (8,800,799)       (2,573,666)
      Dividends paid                                                          (620,204)         (577,825)
      Purchase of treasury stock                                            (1,984,379)         (772,031)
      Sale of treasury stock                                                   261,088           236,379
                                                                          ------------      ------------
Net cash from financing activities                                              33,716        (5,711,950)
                                                                          ------------      ------------
Net change in cash and cash equivalents                                     (4,159,386)      (11,118,694)
Cash and cash equivalents at beginning of period                             9,333,079        18,256,408
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $  5,173,693      $  7,137,714
                                                                          ============      ============
Cash paid for:
      Interest                                                            $  4,275,501      $  5,076,259
      Income taxes                                                             247,250           381,650
Non-cash transactions:
      Transfer from loans to other real estate and repossessed assets        1,124,525         1,796,169

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three and nine months ended September 30, 2004 and 2003 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp"or "the Company") and its wholly-owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly-owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to current period presentations.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is based on weighted-average common shares outstanding less unallocated ESOP shares and nonvested RRP shares. Diluted earnings per common share further assumes issuance of any dilutive potential common shares.

                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
                                                                2004           2003           2004           2003
                                                             ----------     ----------     ----------     ----------
Earnings Per Common Share
  Net income available to common shareholders                $  422,460     $  395,196     $1,257,470     $1,508,455
  Weighted average common shares outstanding,
  (excluding unallocated ESOP and non-vested RRP shares)      1,400,399      1,410,934      1,427,182      1,419,016
                                                             ==========     ==========     ==========     ==========
  Basic Earnings Per Common Share                            $     0.30     $     0.28     $     0.88     $     1.06
Earnings Per Common Share Assuming Dilution
  Net income available to common shareholders                $  422,460     $  395,196     $1,257,470     $1,508,455
  Weighted average common shares outstanding for
    basic earnings per common share                           1,400,399      1,410,934      1,427,182      1,419,016
  Add: dilutive effects of assumed exercises of
       stock options                                             44,458         44,503         49,292         57,219
                                                             ----------     ----------     ----------     ----------
  Weighted average common and dilutive potential
    common shares outstanding                                 1,444,857      1,455,437      1,476,474      1,476,235
                                                             ==========     ==========     ==========     ==========
    Diluted Earnings Per Common Share                        $     0.29     $     0.27     $     0.85     $     1.02

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 3 - SUBSEQUENT EVENT - CASH DIVIDENDS

On October 26, 2004 the Board of Directors of Northeast Indiana Bancorp, Inc. declared a quarterly cash dividend of $.15 per common share. The dividend will be paid on November 23, 2004 to common shareholders of record on November 9, 2004. The payment of the cash dividend will reduce shareholders' equity (fourth quarter) by approximately $215,000.

NOTE 4 - STOCK REPURCHASE PROGRAM

The Company closed out a stock repurchase program during the current quarter that had been announced March 2004. There were 74,446 common shares repurchased on the open market at an average cost of $21.90 per common share. Subsequent to the announcement of the program being closed, the board of directors approved a new repurchase program authorizing the repurchase of 5% or approximately 71,000 shares over the next twelve months. No shares were repurchased under this new program prior to the current quarter end.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 2004, the capital requirements for First Federal under those federal regulatory requirements and First Federal's actual capital ratios. As of September 30, 2004, First Federal substantially exceeded all regulatory minimum capital requirements, and is considered to be "well capitalized" as defined by federal regulatory capital requirements.

                                                                                          Minimum Required To Be
                                                                                          Well Capitalized Under
                                                              Minimum Required For       Prompt Corrective Action
                                         Actual             Capital Adequacy Purpose            Regulations

                                Amount           Ratio        Amount          Ratio       Amount           Ratio
                                ------           -----        ------          -----       ------           -----
                                                             (Dollars in thousands)
Total Capital
(to risk weighted assets)       $26,206          17.4%       $12,074           8.0%       $15,092          10.0%

Tier 1 (core) capital (to
risk weighted assets)            25,058          16.6%         6,037           4.0%         9,055           6.0%

Tier 1(core) capital (to
adjusted total assets)           25,058          10.9%         9,164           4.0%        11,455           5.0%

Tier 1 (core) capital (to
average assets)                  25,058          11.1%         9,034           4.0%        11,292           5.0%

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 6 - INVESTMENTS IN LIMITED LIABILITY PARTNERSHIPS

These represent First Federal's investments in affordable housing projects for the primary purpose of available tax benefits. Three of these investments are accounted for under the cost method of accounting, based on ownership percentages, and the fourth investment is accounted for under the equity method of accounting as interpreted by the Emerging Issues Task Force ("EITF") statement 03-16.

The excess of the carrying amount of the investment over its estimated residual value is amortized during the periods in which associated tax credits are allocated to the investor. The annual amortization of the investment is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to First Federal. These investments are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future discounted cash flows. If impaired, the investments are reported at discounted amounts. First Federal's involvement in these types of investments is for tax planning purposes only and as such, First Federal is not involved in the management or operation of such investments. At September 30, 2004, First Federal had four such investments with a carrying value of $1.4 million.

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

                                             Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                           2004               2003              2004              2003
                                       -------------     -------------     -------------     -------------
Net income as reported                 $     422,460     $     395,196     $   1,257,470     $   1,508,455
Proforma net income                          415,372           389,391         1,236,205         1,491,041
Reported earnings per common share
         Basic                                  0.30              0.28              0.88              1.06
         Diluted                                0.29              0.28              0.85              1.02
Proforma earnings per common share
         Basic                                  0.30              0.28              0.87              1.05
         Diluted                                0.29              0.27              0.84              1.01

The weighted average fair value of stock options granted during the nine months ended September 30, 2003 was $5.81 per option. No options were granted in the same period 2004.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 7 - STOCK OPTIONS (Continued)

The fair value of options granted during the nine months ended September 30, 2003 were estimated using an option pricing model with the following weighted average information as of the grant date:

                                                                       2003
                                                                       ----

      Risk free rate of interest                                        3.58%
      Expected option life                                            6 years
      Expected dividend yield                                           3.09%
      Expected volatility                                              37.23%

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

                                                                   Weighted-
                                                                    Average
                                         Available     Options     Exercise
                                         For Grant   Outstanding     Price
                                         ---------   -----------     -----

      Balance at January 1, 2004          141,174      138,495      $11.46
           Options exercised                   --      (26,039)      10.03
           Options forfeited                  300         (300)      11.31
                                          -------      -------
      Balance at September 30, 2004       141,474      112,156      $11.79
                                          =======      =======

At September 30, 2004, options outstanding had a weighted average remaining life of approximately 3.18 years. There were 90,656 options exercisable at September 30, 2004 with a weighted-average exercise price of $10.24.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp" or the "Company") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. As of September 30, 2004, Northeast Indiana Bancorp had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

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

FINANCIAL SERVICES

Northeast Indiana Bancorp announced during the quarter ended June 30, 2004 the acquisition of Innovative Financial Services ("Innovative") through First Federal's subsidiary, Northeast Indiana Financial. The staff of Innovative , including one broker and three support staff, became employees of First Federal through Northeast Indiana Financial as of the same date. The acquisition has enabled Northeast Indiana Financial to offer non-FDIC insured products such as life insurance, estate planning, financial planning, and retirement plans to small businesses in addition to its existing product offerings of mutual funds, annuities, stocks, bonds, and brokerage accounts. While management feels the addition of Innovative should produce a positive cash flow to First Federal in time, it has not had a material impact to the financials to this point.

--------------------------------------------------------------------------------
                                   Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets increased $1.3 million from $227.4 million at December 31, 2003 to $228.7 million at September 30, 2004. Cash and cash equivalents and proceeds from maturing and sold securities were used to fund net increases in loans receivable.

Net loans receivable increased $8.6 million or 5.3% from $163.7 million at December 31, 2003 to $172.3 million at September 30, 2004. Most lending areas have experienced growth in 2004 including residential mortgage, commercial real estate, commercial, and consumer lending while construction and credit card balances have seen declines. Allowance for loan losses decreased approximately $311,000 through the nine months ended September 30, 2004, which is discussed in more detail under the non-performing assets and allowance for loan losses section.

Cash surrender value of life insurance increased $756,000 to $5.1 million at September 30, 2004 as First Federal purchased new Bank-Owned Life Insurance ("BOLI") policies on a pool of officers. Management believes the earnings credit rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefit plans that are currently in place for employees.

Total deposits increased $6.4 million or 5.2% from $122.0 million at December 31, 2003 to $128.4 million at September 30, 2004. Aggregate increases of $7.2 million in noninterest bearing demand, savings, MMDA, and time deposits offset a slight decline of $771,000 in NOW accounts. Management continues to focus on funding cost efficiencies by attracting lower cost funds when possible. Deposit proceeds were primarily used to offset a decline in borrowed funds, primarily short term borrowings under repurchase agreements.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $422,000 or $0.29 per diluted common share and $1.3 million or $0.85 per diluted common share for the three and nine months ended September 30, 2004 compared to $395,000 or $0.28 per diluted common share and $1.5 million or $1.02 per diluted common share for the three and nine months ended September 30, 2003. The differences between the three and nine month periods are primarily related to significant increases in net interest income offset by significant declines in net gains on the sale of loans and increases in salaries and employee benefits as discussed in more detail below.

--------------------------------------------------------------------------------
                                   Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Net interest income increased to $1.6 million for the three months ended September 30, 2004 compared to $1.4 million for the three months ended September 30, 2003. Net interest income increased to $4.7 million from $4.4 million for the nine months ended September 30, 2004 and September 30, 2003. The Company's net interest margin also improved 24 and 20 basis points to 2.93% and 2.97% for the three and nine months ended September 30, 2004 compared to 2.69% and 2.77% for the three and nine months ended September 30, 2003. In both cases this was primarily due to a decline in the cost of interest-bearing liabilities that was greater than the decline in interest-earning asset yields and due to higher interest-earning assets between the three and nine month periods.

Due to significant improvements in non-performing asset trends during the three and nine months ended September 30, 2004, there were no provisions for loan losses recorded during either period. The improving trends are discussed in more detail under the non-performing assets and allowance for loan losses section of this discussion.

Noninterest income was relatively unchanged at $356,000 for the quarter ended September 30, 2004 compared to $353,000 during the quarter ended September 30, 2003. Declines in net gain on the sale of loans and net gain on the sale of securities were more than offset by a significant increase in service charges on deposit accounts. The increased service charges on deposit accounts is due to a new retail overdraft program that First Federal implemented during the quarter ended June 30, 2004.

Noninterest income decreased $435,000 to $999,000 for the nine months ended September 30, 2004 compared to $1.4 million in the prior year period. The main reason is a decline of $402,000 between periods on net gain on the sale of loans due to significantly fewer refinances of residential mortgages during the current year. First Federal has also shown net losses on the sale of foreclosed real estate and repossessed assets of $11,000 for the nine months ended September 30, 2004 compared to net gains on the same of $57,000 for the nine months ended September 30, 2003. Trust and brokerage fees declined $80,000 between nine month periods due to the conversion of trust assets to another financial institution during the third quarter of 2003 under a revenue sharing agreement. All of these declines were partially offset by a significant increase of $87,000 between nine month periods in service charges on deposit accounts and an increase in loan servicing fees between the same periods.

--------------------------------------------------------------------------------
                                   Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Noninterest expense increased $134,000 and $307,000 respectively for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. Both are primarily related to increases in salaries and employee benefits due to increased funding on a defined benefit pension plan, increased ESOP expense due to the Company's current higher share price, less deferred loan origination fees due to lower residential mortgage volumes and wage increases related to more employees from a brokerage acquisition that was completed late June 2004.

Income tax expense increased to $159,000 for the quarter ended September 30, 2004 compared to $131,000 for the quarter ended September 20, 2003 due primarily to higher taxable income in the current period. Northeast Indiana Bancorp's effective tax rate was 27.3% in the current quarter compared to 24.9% in the year earlier quarter. Income tax expense was $442,000 for the nine months ended September 30, 2004 compared to $553,000 for the nine months ended September 30, 2003. This was due to lower taxable income between periods. The effective tax rate was 26.0% for the current nine month period compared to 26.8% in the prior nine month period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process and due to improving trends in non-performing assets, Northeast Indiana Bancorp recorded no provisions for loan losses for the three and nine months ended September 30, 2004, which was unchanged from the same periods ended September 30, 2003. If recent increasing loan balance trends and net charge-off trends continue, management will have to recommend to the board of directors the commencement of provisions for loan losses possibly as early as the quarter ended December 31, 2004.

--------------------------------------------------------------------------------
                                   Continued

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of the non-accruing loans, troubled debt restructurings, other repossessed assets and real estate owned which have been acquired as a result of foreclosure. The following table summarizes in thousands the various categories of non-performing assets:

                                    September 30,    June 30,       March 31,    December 31,
                                        2004           2004           2004           2003
Non-accruing loans
  One-to-four family                   $  310         $   81         $  165         $   81
  Commercial real estate                  969          1,041          2,408          2,047
  Construction or development               5             --             --             --
  Consumer                                135             91            154            207
  Commercial                               74            129             78             78
                                    ---------------------------------------------------------
  Total                                 1,493          1,342          2,805          2,413
                                    ---------------------------------------------------------
Foreclosed real estate
  One-to-four family                       --             74             74            146
  Commercial real estate                   --          1,025             15             16
  Land                                    150             --             --             --
                                    ---------------------------------------------------------
  Total                                   150          1,099             89            162
                                    ---------------------------------------------------------
Repossessed assets
  Consumer                                 12             --             17              3
  Commercial                               --             --             --             --
                                    ---------------------------------------------------------
  Total                                    12             --             17              3
                                    ---------------------------------------------------------
Total non-performing assets            $1,655         $2,441         $2,911         $2,578
                                    =========================================================
Total non-performing assets
as a percentage of total assets          0.72%          1.08%          1.31%          1.13%
                                    =========================================================

Total non-performing assets decreased from $2.6 million to $1.7 million or 0.7% of total assets at September 30, 2004 from 1.1% of total assets at December 31, 2003. The decline in non-performing assets is primarily due to the sale of a significant commercial real estate property during the quarter ended September 30, 2004 that was included in foreclosed real estate at June 30, 2004 and was included in non-accruing loans in several quarters prior to that. This property was disposed at a minimal loss compared to the carrying value but was responsible for a significant portion of loan balances charged off during 2004.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table represents an analysis of First Federal's allowance for loan losses for both the three and nine months ended September 30, 2004 and September 30, 2003:

                                           Three Months Ended                     Nine Months Ended
                                              September 30,                         September 30,
                                         2004               2003               2004               2003
                                     ---------------------------------------------------------------------
Balance at beginning of period       $  1,483,672       $  1,857,963       $  1,772,109       $  2,135,630

Charge-offs:
     One-to-four family                        --                 --              2,907             25,954
     Commercial real estate                    --             34,343            208,218            235,722
     Commercial                                --                 --                 --            100,488
     Consumer                              68,324             30,323            235,806            171,188
                                     ---------------------------------------------------------------------
                                           68,324             64,666            446,931            533,352
Recoveries:
     One-to-four family                        --                 --                 --                 --
     Commercial real estate                    --                 --                 --                 --
     Commercial                                --                 --             10,000             96,000
     Consumer                              45,703             63,050            125,873            158,069
                                     ---------------------------------------------------------------------
                                           45,703             63,050            135,873            254,069
                                     ---------------------------------------------------------------------

Net Charge-offs                            22,621              1,616            311,058            279,283
Additions charged to operations                --                 --                 --                 --
                                     ---------------------------------------------------------------------

Balance at end of period             $  1,461,051       $  1,856,347       $  1,461,051       $  1,856,347
                                     =====================================================================

Ave. gross loans and loans HFS       $174,374,798       $156,429,415       $171,509,542       $156,697,589
----------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during
the period to average loans
outstanding during the period
(annualized)                                 0.05%              0.00%              0.24%              0.24%
----------------------------------------------------------------------------------------------------------
Average non-performing loans         $  1,493,058       $  3,232,106       $  1,880,147       $  3,896,046
----------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during
the period to average non-
performing loans (annualized)                6.06%              0.20%             22.06%              9.56%
----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

Impaired loans at September 30, 2004 were $1.6 million compared to $2.5 million at December 31, 2003. The net decline in impaired loans of $900,000 between December 31, 2003 and September 30, 2004 was primarily due to a significant commercial real estate loan being foreclosed during the quarter ended June 30, 2004 and subsequently sold during the quarter ended September 30, 2004. Two new impaired loans have been added during the nine months ended September 30, 2004 totaling approximately $521,000. One of these loans is a residential mortgage and the other is a commercial real estate loan that was cross-collateralized at inception. Based on the strong collateral position of both, management anticipates no losses associated with these two loans at this time. As of September 30, 2004, management has set aside a total of $313,000 in specific reserves towards impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk weighted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At September 30, 2004, First Federal exceeded all regulatory capital standards.

At September 30, 2004, First Federal's risk based capital was $26.2 million or 17.4% of risk weighted assets, which exceeds the OTS requirement of $12.1 million and 8.0% by $14.1 million and 9.4%. First Federal's core capital at September 30, 2004 was $25.1 million or 11.1% of average assets, which exceeds the OTS requirement of $9.0 million, and 4.0% by $16.1 million and 7.1%. See
Note 5 of Notes to Consolidated Financial Statements (Unaudited).

First Federal's primary sources of funds are deposits, borrowings from the FHLB, the sale of fixed rate mortgages to the secondary market, principal and interest payments of loans, operations income and short-term investments. While scheduled repayments of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has maintained its liquidity position by, among other things, monitoring its cash and cash equivalents while growing core deposit areas when possible.

During the quarter ended September 30, 2004, Northeast Indiana Bancorp closed out a previously announced stock repurchase program after repurchasing 44,260 shares at an average cost of $21.86 during the current quarter. The Company subsequently announced a new repurchase program to repurchase up to 5% or approximately 71,000 shares over the next twelve months. In the opinion of management, repurchases help leverage Northeast Indiana Bancorp's remaining equity and tend to improve return on shareholder's equity.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               September 30, 2004
--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Office have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e) The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to
      Section 12 of the Exchange Act.

                      ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------
                          (a)              (b)                (c)                  (d)

                                                        Total Number of      Maximum
                                                        Shares               Number of
                                                        Purchased as         Shares That
                                                        Part of Publicly     May Yet Be
                   Total Number of                      Announced            Purchased
                   Shares             Average Price     Plans or             Under the Plans
Period             Purchased          Paid per Share    Programs (1)         or Programs (1)
--------------------------------------------------------------------------------------------
7/1/04 - 7/31/04            19,400            $21.85              19,400              24,860
--------------------------------------------------------------------------------------------
8/1/04 - 8/31/04            11,528            $22.04              11,528              13,332
--------------------------------------------------------------------------------------------
9/1/04 - 9/30/04            13,332            $21.72              13,332              71,268
--------------------------------------------------------------------------------------------
Total:                      44,260            $21.86              44,260              71,268
                                              ------              ------
--------------------------------------------------------------------------------------------

On September 29, 2004 our board of directors announced a new common stock repurchase program allowing for the repurchase of 71,268 shares prior to expiration on September 29, 2005.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1 and Exhibit 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 and Exhibit 32.2 - Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      (b)   Reports on Form 8-K

      (1)   July 16, 2004 Announcing Second Quarter Earnings for 2004

      (2)   July 28, 2004 Announcing Cash Dividend

      (3)   September 21, 2004 Announcing Completion of Stock Repurchase Program

      (4)   September 29, 2004 Announcing New Stock Repurchase Program

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHEAST INDIANA BANCORP, INC.


Date: November 10, 2004             By: /S/ STEPHEN E. ZAHN

                                        Stephen E. Zahn
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)


Date: November 10, 2004             By: /S/ RANDY J. SIZEMORE

                                        Randy J. Sizemore
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

--------------------------------------------------------------------------------