Form 10KSB
period 2004-12-31
NORTHEAST INDIANA BANCORP INC
filed 2005-03-24
CIK 942898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

      Our revenues for the most recent fiscal year: $12.8 million.

      The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked price of such stock as of March 1, 2005, was $23.7 million.

      As of March 1, 2005, there were 1,429,279 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts I and II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2004.

      Transitional Small Business Disclosure Format: YES |_|; NO |X|

                                      INDEX

                                   FORM 10-KSB

                                                                                             Page (s)
                                                                                             --------
Part I

       Item 1.  Description of Business .....................................................    1

       Item 2.  Description of Property .....................................................   31

       Item 3.  Legal Proceedings ...........................................................   31

       Item 4.  Submission of Matters to a Vote of Security Holders .........................   31

Part II

       Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business
                Issuer Purchases of Equity Securities .......................................   32

       Item 6.  Management's Discussion and Analysis or Plan of Operation ...................   32

       Item 7.  Financial Statements ........................................................   32

       Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure ..................................................................   33

       Item 8A. Controls and Procedures .....................................................   33

       Item 8B. Other Information ...........................................................   33

Part III

       Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                with Section 16(a) of the Exchange Act ......................................   34

       Item 10. Executive Compensation ......................................................   35

       Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters .........................................................   39

       Item 12. Certain Relationships and Related Transactions ..............................   41

       Item 13. Exhibits ....................................................................   42

       Item 14. Principal Accountant Fees and Services ......................................   43

Signatures

Exhibits

                                     PART I

Item 1. Description of Business
        -----------------------

      Northeast Indiana Bancorp, Inc. ("Northeast Indiana" or the "Company"), a Delaware corporation, is the holding company for First Federal Savings Bank ("First Federal" or the "Bank") and its subsidiary Northeast Financial. All references to Northeast Indiana prior to June 27, 1995, the date of First
Federal's conversion from mutual to stock form, except where otherwise indicated, are to First Federal. References in this Form 10-KSB to "we," "us" and "our" refer to Northeast Indiana and/or First Federal and/or Northeast Financial as the context requires.

      At December 31, 2004, we had $228.7 million of assets and stockholders' equity of $26.0 million (or 11.4% of total assets).

      First Federal is a federally chartered stock savings association headquartered in Huntington, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC), which is backed by the full faith and credit of the United States Government.

      Northeast Indiana Financial, Inc. ("Northeast Financial"), an Indiana corporation, was established as a subsidiary of First Federal. In June 2004, First Federal acquired the brokerage firm Innovative Financial Services ("Innovative") through Northeast Financial. The staff of Innovative, including one broker and three support staff, became employees of First Federal through Northeast Financial. Innovative offers non-FDIC insured products such as mutual funds, stocks, bonds, life insurance, estate planning, retirement plans to small businesses, and brokerage accounts to its customer base through an affiliation with OneAmerica Securities (broker/dealer) and had roughly $60 million in assets under management as of December 31, 2004.

      Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on owner-occupied, single-family residential real estate. We also originate commercial real estate, construction, consumer and commercial business loans. We have in the past purchased a limited number of loans and equipment leases. At December 31, 2004, substantially all of the real estate mortgage loans, including commercial and multi-family, were secured by properties located in our market area. We also invest in obligations of states and political subdivisions, mutual funds and other permissible investments.

      Our revenues are derived principally from interest on loans, investment and other securities and service fee income. We do not originate loans to fund leveraged buyouts, and have no loans to foreign corporations or governments. While we generally solicit deposits only in our primary market area, at December 31, 2004, we had $11.9 million in brokered deposits.

      Our  executive   offices  are  located  at  648  North  Jefferson  Street,
Huntington, Indiana 46750, and our telephone number at that address is (260) 356-3311.

FORWARD-LOOKING STATEMENTS

      Northeast Indiana and its wholly-owned subsidiary, First Federal and its wholly-owned subsidiary, Northeast Financial, may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission (the SEC). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in Northeast Indiana's reports to stockholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Lending Activities

      Our loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans, construction or development loans and loans secured by multi-family real estate. At December 31, 2004, gross loans outstanding totaled $179.2 million, of which $97.9 million or 54.66% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 59.79% were fixed-rate loans, and 40.21% were adjustable-rate loans. At that same date, commercial real estate and multi-family loans totaled $26.3 million, of which 65.54% were fixed-rate loans and 34.46% were adjustable-rate loans. Also at that date, construction or development loans totaled $5.9 million or 3.31% of the total loan portfolio, 18.61% of which were adjustable-rate loans. At December 31, 2004, commercial business loans totaled $25.7 million or 14.35% of the total loan portfolio, of which 36.79% were fixed-rate loans and 63.21% were adjustable-rate loans.

      At December 31, 2004, the balance of our consumer loans consisted of $23.3 million of loans, which represented 12.99% of the gross loan portfolio. Of the consumer loans outstanding, 69.67% were fixed-rate loans and 30.33% were adjustable-rate loans.

      The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 2004, the maximum amount, which First Federal could have lent to any one borrower and the borrower's related entities, was approximately $3.8 million. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2004, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship at December 31, 2004 was $2.9 million in loans to one borrower secured by real estate, inventory, accounts receivable and equipment.

      Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.

                                                                 December 31,
                                       -----------------------------------------------------------------
                                               2004                   2003                   2002
                                       -----------------------------------------------------------------
                                        Amount     Percent     Amount     Percent     Amount     Percent
                                       --------    -------    --------    -------    --------    -------
                                                            (Dollars in Thousands)
Real Estate Loans
-----------------

One- to four-family ...............    $ 97,943     54.66%    $ 91,637     54.10%    $ 86,489     54.47%
Multi-family ......................       4,328      2.42        4,709      2.78        3,709      2.34
Commercial ........................      21,978     12.27       20,424     12.06       19,482     12.27
Construction or development .......       5,931      3.31        9,469      5.59        6,074      3.82
                                       --------    ------     --------    ------     --------    ------
   Total real estate loans ........     130,180     72.66      126,239     74.53      115,754     72.90
                                       --------    ------     --------    ------     --------    ------

Other Loans:
------------
Consumer Loans:
Deposit account ...................         242       .14          153       .09          127       .08
Automobile ........................      10,275      5.73        9,591      5.66       10,409      6.55
Home equity .......................       6,520      3.64        6,148      3.63        6,140      3.87
Home improvement ..................       1,432       .80          628       .37        1,472       .93
Other .............................       4,808      2.68        4,664      2.76        5,620      3.54
                                       --------    ------     --------    ------     --------    ------
   Total consumer loans ...........      23,277     12.99       21,184     12.51       23,768     14.97
                                       --------    ------     --------    ------     --------    ------
Commercial business loans .........      25,719     14.35       21,956     12.96       19,263     12.13
                                       --------    ------     --------    ------     --------    ------
   Total loans ....................     179,176    100.00%     169,379    100.00%     158,785    100.00%
                                                   ======                 ======                 ======

Less:
-----
Undisbursed portion of
construction loans ................       2,684                  3,503                  1,455
Loans in process ..................          83                    134                    318
Deferred fees and discounts .......         252                    293                    316
Allowance for loan losses .........       1,357                  1,772                  2,136
                                       --------               --------               --------
   Total loans receivable, net ....    $174,800               $163,677               $154,560
                                       ========               ========               ========

                                                       December 31,
                                       ------------------------------------------
                                               2001                   2000
                                       ------------------------------------------
                                        Amount     Percent     Amount     Percent
                                       --------    -------    --------    -------
                                                  (Dollars in Thousands)
Real Estate Loans
-----------------

One- to four-family ...............    $ 95,777     57.03%    $117,683     57.61%
Multi-family ......................       3,625      2.16        4,377      2.14
Commercial ........................      20,199     12.03       24,519     12.00
Construction or development .......       6,363      3.79        7,188      3.52
                                       --------    ------     --------    ------
   Total real estate loans ........     125,964     75.01      153,767     75.27
                                       --------    ------     --------    ------

Other Loans:
------------
Consumer Loans:
Deposit account ...................          34       .02           53      0.03
Automobile ........................      12,788      7.61       14,098      6.90
Home equity .......................       5,821      3.47        6,961      3.41
Home improvement ..................       2,791      1.66        1,251      0.61
Other .............................       6,277      3.74        7,422      3.63
                                       --------    ------     --------    ------
   Total consumer loans ...........      27,711     16.50       29,785     14.58
                                       --------    ------     --------    ------
Commercial business loans .........      14,259      8.49       20,730     10.15
                                       --------    ------     --------    ------
   Total loans ....................     167,934    100.00%     204,282    100.00%
                                                   ======                 ======

Less:
-----
Undisbursed portion of
construction loans ................       2,217                  1,745
Loans in process ..................         641                    156
Deferred fees and discounts .......         291                    229
Allowance for loan losses .........       1,955                  2,001
                                       --------               --------
   Total loans receivable, net ....    $162,830               $200,151
                                       ========               ========

      The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                                   -----------------------------------------------------------------
                                                           2004                   2003                   2002
                                                   -----------------------------------------------------------------
                                                    Amount     Percent     Amount     Percent     Amount     Percent
                                                   -----------------------------------------------------------------
                                                                        (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
Real estate:
  One- to four-family ...........................  $ 58,561     32.68%    $ 58,254     34.39%    $ 56,424     35.54%
  Multi-family ..................................     2,552      1.43        2,926      1.73        3,594      2.26
  Commercial ....................................    14,689      8.20       17,788     10.50       17,670     11.13
  Construction or development ...................     4,827      2.69        5,878      3.47        4,163      2.62
                                                   --------    ------     --------    ------     --------    ------
     Total real estate loans ....................    80,629     45.00       84,846     50.09       81,851     51.55
                                                   --------    ------     --------    ------     --------    ------
Consumer ........................................    16,216      9.05       14,472      8.54       16,419     10.34
Commercial business .............................     9,463      5.28       10,969      6.48        7,523      4.74
                                                   --------    ------     --------    ------     --------    ------
     Total fixed-rate loans .....................   106,308     59.33      110,287     65.11      105,793     66.63

Adjustable-Rate Loans:
----------------------
Real estate:
  One- to four-family ...........................    39,382     21.98       33,383     19.71       30,065     18.94
  Multi-family ..................................     1,776       .99        1,783      1.05          115       .07
  Commercial ....................................     7,289      4.07        2,636      1.56        1,812      1.14
  Construction or development ...................     1,104       .62        3,591      2.12        1,911      1.20
                                                   --------    ------     --------    ------     --------    ------
     Total real estate loans ....................    49,551     27.66       41,393     24.44       33,903     21.35
                                                   --------    ------     --------    ------     --------    ------
Consumer ........................................     7,061      3.94        6,712      3.96        7,349      4.63
Commercial business .............................    16,256      9.07       10,987      6.49       11,740      7.39
                                                   --------    ------     --------    ------     --------    ------
     Total adjustable-rate loans ................    72,868     40.67       59,092     34.89       52,992     33.37
                                                   --------    ------     --------    ------     --------    ------
     Total loans ................................   179,176    100.00%     169,379    100.00%     158,785    100.00%
                                                               ======                 ======                 ======

Less:
-----
  Undisbursed portion of construction loans .....     2,684                  3,503                  1,455
  Loans in process ..............................        83                    134                    318
  Deferred fees and discounts ...................       252                    293                    316
  Allowance for loan losses .....................     1,357                  1,772                  2,136
                                                   --------               --------               --------
     Total loans receivable, net ................  $174,800               $163,677               $154,560
                                                   ========               ========               ========

      The following schedule illustrates the interest rate sensitivity of our loan portfolio at December 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                         Real Estate
                         ----------------------------------------------------------------------------
                                                      Multi-Family and            Construction or
                           One- to Four-Family           Commercial                 Development
                         ----------------------------------------------------------------------------
                                       Weighted                   Weighted                   Weighted
                                        Average                    Average                    Average
                          Amount         Rate        Amount         Rate        Amount         Rate
                         ----------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Due During the
Period Ending
December 31,
2005 ..............      $     10        7.57%      $     22        9.09%      $  3,157        6.27%
2006 and 2007 .....           727        6.46          1,720        7.85            186        5.38
2008 and 2009 .....         2,588        6.53          4,271        5.76          2,000        5.42
2010 to 2014 ......        11,831        6.23          8,197        6.54             --         .00
2015 to 2034 ......        82,787        5.76         12,096        6.90            588        5.56
                         --------                   --------                   --------
                         $ 97,943        5.84%      $ 26,306        6.67%      $  5,931        5.89%
                         ========                   ========                   ========

                                Consumer             Commercial Business               Total
                         ----------------------------------------------------------------------------


                         ----------------------------------------------------------------------------
                                       Weighted                   Weighted                   Weighted
                                        Average                    Average                    Average
                          Amount         Rate        Amount         Rate        Amount         Rate
                         ----------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Due During the
Period Ending
December 31,
2005 ..............      $  4,593        8.73%      $  9,202        6.18%      $ 16,984        6.89%
2006 and 2007 .....         3,176        7.62          5,575        5.43         11,384        6.48
2008 and 2009 .....         7,345        6.09          4,255        6.09         20,459        6.01
2010 to 2014 ......         7,604        6.23          4,126        6.40         31,758        6.33
2015 to 2034 ......           559        7.69          2,561        6.68         98,591        5.93
                         --------                   --------                   --------
                         $ 23,277        6.90%      $ 25,719        6.09%      $179,176        6.14%
                         ========                   ========                   ========

      The total amount of loans due after December 31, 2005 which have predetermined interest rates is $99.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $63.2 million.

      All of our lending is subject to our written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by us are generally appraised by Board-approved independent appraisers. In the loan approval process, we assess the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.

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

      One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, our present customers, walk-in customers and referrals from real estate brokers. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At December 31, 2004, one- to four-family residential mortgage loans totaled $97.9 million, or 54.66%, of the gross loan portfolio.

      We currently offer fixed-rate and adjustable-rate mortgage loans. For the year ended December 31, 2004, we originated $12.1 million of fixed-rate loans and $11.4 million of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.

      We offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. We originate adjustable-rate mortgage loans with terms of up to 30 years. We offer one-year, three-year and five-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year, three-years and five-years, respectively, and thereafter adjust annually) with a stated interest rate margin over the United States Treasury. Increases or decreases in the interest rate of our adjustable-rate loans are generally limited to 1.0% at any adjustment date and, for example, the one-year adjustable-rate mortgage product has limits of 5.0% over the life of a loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Currently, all adjustable-rate mortgage loans originated do provide for a minimum interest rate based on margins and caps over the life of the loans. At December 31, 2004, the total balance of one- to four-family adjustable-rate loans was $39.4 million or 21.98% of our gross loan portfolio.

      We also offer fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2004, the total balance of one- to four-family fixed-rate loans was $58.6 million or 32.68% of our gross loan portfolio.

      Currently we will lend up to 97% of the lesser of the sales price or appraised value of the security property on owner-occupied single-family residence loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce our exposure to not more than 80% of the appraised value or sales price, as applicable. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by us contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

      The loans currently originated by us are typically underwritten and documented pursuant to the guidelines of Freddie Mac. Under our current policy, we originate and hold all adjustable-rate mortgage loans and most 10 through 20 year fixed-rate mortgages in the portfolio while selling conforming fixed-rate mortgages with terms in excess of 20 years.

      Commercial and Multi-Family Real Estate Lending. We have also engaged in commercial and multi-family real estate lending in our market area. At December 31, 2004, we had $22.0 million and $4.3 million of commercial and multi-family real estate loans, which represented 12.27% and 2.42%, of the gross loan portfolio.

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

      Construction or Development Lending. At December 31, 2004, we had $5.9 million of construction or development loans. We offer loans to both builders and borrowers for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest. At December 31, 2004, we had $4.8 million and $1.1 million of fixed-rate and adjustable-rate construction or development loans, respectively, which represented 2.69% and ..62%, respectively, of our gross loan portfolio. Following the construction period, these loans may become permanent loans, with terms for up to 25 years for adjustable-rate loans and 20 years for fixed-rate loans.

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

      A significant component of our consumer loan portfolio consists of automobile loans. These loans generally have terms that do not exceed six years and carry a variety of rate adjustment features and other terms. Generally, loans on new vehicles are made in amounts up to 100% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At December 31, 2004, automobile loans totaled $10.3 million or 5.73% of the gross loan portfolio. Of this amount, approximately $3.7 million or 35.92% and $6.6 million or 64.08% were originated on a direct and indirect basis, respectively.

      We also originate fixed rate second mortgages and adjustable rate home equity line of credit loans. Home equity and second mortgage loans secured by mortgages, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value (where we have the first mortgage) of the property securing the loan or 80% or less of appraised value (where we do not have the first mortgage) or 75% or less of appraised value (where the collateral property is non-owner occupied). Generally, such loans have a maximum term of up to 10 years. As of December 31, 2004, home equity and second mortgage loans, most of which are secured by mortgages, amounted to $6.5 million and $1.4 million, which represented 3.64% and .80% of the gross loan portfolio.

      At December 31, 2004, the consumer loan portfolio totaled $23.3 million, or 12.99% of our gross loan portfolio. At December 31, 2004, approximately 9.05% of consumer loans were short- and intermediate-term, fixed-rate consumer loans and 3.94% were adjustable-rate consumer loans.

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

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2004, $111,000 of our consumer loans were non-performing, representing .06% of the gross loan portfolio.

      Commercial Business Lending. We also originate commercial business loans and purchase commercial leases. At December 31, 2004 approximately $25.7 million, or 14.35% of our gross loan portfolio was commercial business lending. The largest commercial business loan at this date was a combination real estate and equipment loan of $1.7 million to a foundry operation.

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

      While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 2004, we originated $12.1 million in fixed-rate loans and $11.4 million in adjustable-rate loans.

      One- to four-family loan originations decreased for the year to $23.5 million in 2004 from $57.7 million in 2003, reflecting the decline in refinancing activity in 2004 compared to 2003.

      We have purchased loans from time to time from other financial institutions with whom we have developed a comfort level. These purchases are typically secured by commercial real estate or leased equipment and help in managing First Federal's loan diversity and overall asset liability management. Management imposes similar underwriting standards to these purchases that would apply to its own originations. During the year ended December 31, 2004, First Federal purchased $7.9 million in loans from other financial institutions.

      First Federal began selling conforming long-term fixed-rate mortgages to Freddie Mac during 2000. The intent was to both improve First Federal's sensitivity to interest rate risk and to provide another source of liquidity. We additionally have sold participations in our own loan originations on occasion to other financial institutions. The purpose of such sales would be to decrease First Federal's concentration risk with any single borrower. During the year ended December 31, 2004, First Federal originated $2.2 million in conforming fixed-rate mortgages that were sold to Freddie Mac. There were two participation loans sold during the same time frame for a total of $574,000.

Asset Quality

      The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2004. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                   Loans Delinquent For:
                               -------------------------------------------------------------------------------------------------
                                       30 to 89 Days                  90 Days and Over               Total Delinquent Loans
                               -------------------------------------------------------------------------------------------------
                                                    Percent of                       Percent of                       Percent of
                                                       Loan                             Loan                             Loan
                                Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                               -------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Real Estate:
One- to four-family .........        15   $    635       0.65%         2   $    272       0.28%        17   $    907       0.93%
Multi-family ................         1        302       6.98         --         --       0.00          1        302       6.98
Commercial ..................         1         38       0.17         64      1,321       6.01         65      1,359       6.18
Construction or development .        --         --       0.00          1          6       0.10          1          6       0.10
Consumer ....................        43        230       0.99         16        111       0.48         59        341       1.46
Commercial Business .........         4        489       1.90          1          3       0.01          5        492       1.91
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
Total .......................        64   $  1,694       0.95%        84   $  1,713       0.95%       148   $  3,407       1.90%
                               ========   ========   ========   ========   ========   ========   ========   ========   ========

Total Loans by Category:
One- to four-family .........             $ 97,943
Multi-family ................                4,328
Commercial ..................               21,978
Construction or development .                5,931
Consumer ....................               23,277
Commercial Business .........               25,719
                                          --------
Total .......................             $179,176

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

                                                                December 31,
                                             --------------------------------------------------
                                              2004       2003       2002       2001       2000
                                             ------     ------     ------     ------     ------
                                                           (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ..................    $  272     $   81     $  495     $  442     $  608
   Multi-family .........................        --         --         --         --         29
   Commercial real estate ...............     1,321      2,047      4,500      5,085        708
   Construction or  development .........         6         --        506         --        472
   Consumer .............................       111        207        510      1,125      1,691
   Commercial business ..................         3         78        207        267        198
                                             ------     ------     ------     ------     ------
      Total .............................     1,713      2,413      6,218      6,919      3,706
                                             ------     ------     ------     ------     ------

Foreclosed assets:
   One- to four-family ..................        54        146        420         46         --
   Commercial and land ..................       150         16         96        173        185
                                             ------     ------     ------     ------     ------
      Total .............................       204        162        516        219        185
                                             ------     ------     ------     ------     ------

Repossessed assets:
   Consumer and commercial ..............         7          3         12         83        539
                                             ------     ------     ------     ------     ------
      Total .............................         7          3         12         83        539
                                             ------     ------     ------     ------     ------

Total non-performing assets .............    $1,924     $2,578     $6,746     $7,221     $4,430
                                             ======     ======     ======     ======     ======
Total as a percentage of total assets ...      0.84%      1.13%      3.00%      3.03%      1.79%
                                             ======     ======     ======     ======     ======

      Total non-performing assets decreased from $2.6 million at December 31, 2003 to $1.9 million at December 31, 2004. At December 31, 2004, one borrower comprised $678,000 or 35.2% of the $1.9 million in total non-performing assets. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time.

      For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $183,000, of which $81,000 was included in interest income.

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

      In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2004, we had classified $1.7 million of our assets, net of specific reserves, as substandard, representing 6.5% of the stockholders' equity or 0.7% of total assets. These figures represent significant improvements over December 31, 2003 substandard classified assets, net of specific reserves, of $2.2 million, representing 8.1% of stockholders' equity or 1.0% of total assets.

      Other Loans of Concern. Other than the (i) non-performing loans, repossessed assets and foreclosed real estate held for sale set forth in the tables above, (ii) impaired loans as discussed in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders, and
(iii) the classified assets, there were no classified loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties, have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

      There was $37,500 in provision for loan losses in 2004 compared to zero in 2003. This continued low trend in provisions was possible due to the Company's improvement in non-performing loans as evidenced in Note 3 to the Consolidated Financial Statements in our Annual Report to Stockholders for the year ended December 31, 2004, attached hereto as Exhibit 13 (Annual Report to Stockholders). The increased provision for loan losses less net charge-offs for the year resulted in a $415,000 decrease in the allowance for loan losses. The allowance for loan losses of $1.4 million at December 31, 2004 compared to allowance for loan losses of $1.8 million at December 31, 2003. Management will continue to maintain the allowance for loan losses at a level deemed adequate by management based on its quarterly analysis and will include additional consideration of non-performing loans.

      Although  we  believe  that  we use  the  best  information  available  to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 2004, we had a total allowance for loan losses of $1.4 million or 79.2% of non-performing loans. See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

           The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                            December 31,
                              ------------------------------------------------------------------------
                                              2004                                 2003
                              ------------------------------------------------------------------------
                                                        Percent                               Percent
                                                           of                                    of
                                                        Loans in                              Loans in
                               Amount         Loan        Each       Amount         Loan        Each
                               of Loan       Amounts    Category     of Loan       Amounts    Category
                                 Loss          by       to Total       Loss          by       to Total
                              Allowance     Category      Loans     Allowance     Category      Loans
                              ------------------------------------------------------------------------
                                                        (Dollars in Thousands)
One- to four-family ......     $     80     $ 97,943      54.66%     $    107     $ 91,637      54.10%
Multi-family .............            6        4,328       2.42             7        4,709       2.78
Commercial real estate ...          483       21,978      12.27           578       20,424      12.06
Construction or
development ..............            5        5,931       3.31            15        9,469       5.59
Consumer .................          374       23,277      12.99           499       21,184      12.51
Commercial business ......          409       25,719      14.35           566       21,956      12.96
Unallocated ..............           --           --         --            --           --         --
                               --------     --------     ------      --------     --------     ------
   Total .................     $  1,357     $179,176     100.00%     $  1,772     $169,379     100.00%
                               ========     ========     ======      ========     ========     ======

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                             2002                               2001                               2000
                              ------------------------------------------------------------------------------------------------------
                                                      Percent                            Percent                            Percent
                                                         of                                 of                                 of
                                                      Loans in                           Loans in                           Loans in
                               Amount        Loan       Each      Amount        Loan       Each      Amount        Loan       Each
                               of Loan      Amounts   Category    of Loan      Amounts   Category    of Loan      Amounts   Category
                                 Loss         by      to Total      Loss         by      to Total      Loss         by      to Total
                              Allowance    Category     Loans    Allowance    Category     Loans    Allowance    Category     Loans
                              ------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
One- to four-family ......     $    112    $ 86,489     54.47%    $    108    $ 95,777     57.03%    $    172    $117,683     57.61%
Multi-family .............            7       3,709      2.34            6       3,625      2.16            9       4,377      2.14
Commercial real estate ...          986      19,482     12.27          825      20,199     12.03          595      24,519     12.00
Construction or
development ..............            8       6,074      3.82            8       6,363      3.79          182       7,188      3.52
Consumer .................          380      23,768     14.97          535      27,711     16.50          608      29,785     14.58
Commercial business ......          643      19,263     12.13          473      14,259      8.49          435      20,730     10.15
Unallocated ..............           --          --        --           --          --        --           --          --        --
                               --------    --------    ------     --------    --------    ------     --------    --------    ------
   Total .................     $  2,136    $158,785    100.00%    $  1,955    $167,934    100.00%    $  2,001    $204,282    100.00%
                               ========    ========    ======     ========    ========    ======     ========    ========    ======

      The following table sets forth an analysis of the allowance for loan losses.

                                                            Year Ended December 31,
                                              --------------------------------------------------
                                               2004       2003       2002       2001       2000
                                              ------     ------     ------     ------     ------
                                                            (Dollars in Thousands)
Balance at beginning of period ...........    $1,772     $2,136     $1,955     $2,001     $1,767

Charge-offs:
   One- to four-family ...................         3         26         --         58          1
   Commercial real estate ................       258        236        109         --         --
   Commercial ............................        73        160         --        392      1,150
   Consumer ..............................       274        226        727        385        259
                                              ------     ------     ------     ------     ------
                                                 608        648        836        835      1,410
                                              ------     ------     ------     ------     ------

Recoveries:
   One- to four-family ...................        --         --         --          3         --
   Commercial real estate ................        --         --         --         --         --
   Commercial ............................        10         96         82        153          4
   Consumer ..............................       146        188        203         58         50
                                              ------     ------     ------     ------     ------
                                                 156        284        285        214         54
                                              ------     ------     ------     ------     ------

Net charge-offs ..........................       452        364        551        621      1,356
Additions charged to operations ..........        37         --        732        575      1,590
                                              ------     ------     ------     ------     ------
Balance at end of period .................    $1,357     $1,772     $2,136     $1,955     $2,001
                                              ======     ======     ======     ======     ======

Ratio of net charge-offs during the
period to average loans outstanding
during the period ........................      0.26%      0.23%      0.34%      0.34%      0.65%
                                              ======     ======     ======     ======     ======

Ratio of net charge-offs during the
period to average non-performing loans ...     24.59%     10.31%      8.63%      8.81%     51.77%
                                              ======     ======     ======     ======     ======

Investment Activities

      Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our liquidity level is now higher than our peers. Historically we have generally maintained liquid assets at levels above the minimum requirements that had been imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. At December 31, 2004, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.6%.

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

      Securities and Other Interest-Earning Assets. At December 31, 2004, our interest-earning cash and cash equivalents totaled $1.1 million, or .50% of total assets, and our securities, consisting of obligations of states and political subdivisions, money market mutual funds, and other securities totaled $39.0 million, or 17.0% of total assets. Included in other securities, as of such date, we had a $5.5 million investment in Federal Home Loan Bank (FHLB) stock, satisfying our requirement for membership in the FHLB of Indianapolis.

      At December 31, 2004, we had $60,000 in securities held to maturity consisting of obligations of other debt securities, and we had securities available for sale with a fair value of $38.9 million. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

      The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                       2004                        2003                       2002
                                                --------------------       --------------------       --------------------
                                                Carrying       % of        Carrying       % of        Carrying       % of
                                                 Value        Total         Value        Total         Value        Total
                                                --------     -------       --------     -------       --------     -------
                                                                          (Dollars in Thousands)
Debt securities:
   States and Political Subdivisions .....      $ 3,570         9.16%      $ 3,167         7.22%      $   396          .92%
   Mortgage-backed securities ............       12,651        32.47        17,628        40.21        16,408        38.10
   U.S. Government agencies ..............        9,677        24.84         9,767        22.28         6,137        14.25
   Corporate bonds .......................           60          .15           115          .26           115          .27
   Mutual funds ..........................        4,250        10.91         4,180         9.54        11,106        25.79
                                                -------      -------       -------      -------       -------      -------
      Total debt securities ..............       30,208        77.53        34,857        79.51        34,162        79.33

Equity securities:
   Equity securities .....................        8,756        22.47         8,980        20.49         8,901        20.67
                                                -------      -------       -------      -------       -------      -------
      Total securities ...................      $38,964       100.00%      $43,837       100.00%      $43,063       100.00%
                                                =======      =======       =======      =======       =======      =======

      The following table sets forth the carrying value of debt securities by maturity and weighted average yield for each range of maturities at December 31, 2004.

                                                                                  Maturity
                                              -------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)

                                               Within One Year       1 to 5 years         5 to 10 years        Over 10 years
                                              ----------------     ----------------     ----------------     ----------------
                                              Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                              ------    ------     ------    ------     ------    ------     ------    ------
States and Political Subdivisions(1) .....    $   20      4.35%    $  383      3.87%    $3,042      3.49%    $  125      4.00%
Mortgage-backed securities ...............         0        --      1,440      3.99      3,375      4.24      7,836      4.80
U.S. Government agencies(1) ..............     5,003      3.72      1,976      3.19      2,698      4.40         --        --
Corporate bonds ..........................        60      8.55         --        --         --        --         --        --
                                              ------    ------     ------    ------     ------    ------     ------    ------
   Total .................................    $5,083      3.73%    $3,799      3.56%    $9,115      4.04%    $7,961      4.79%
                                              ======    ======     ======    ======     ======    ======     ======    ======

----------
(1)   Yields are not presented on a tax equivalent basis.

      Northeast Indiana also has $4.3 million in mutual funds, backed by short-term debt securities, that contain no contractual maturity date. The weighted average rates are based on coupon rates for securities purchased at par value and on effective rates considering amortization or accretion if the securities were purchased at a premium or discount.

Sources of Funds

      Our primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities, interest earned on interest-earning deposits with other banks, FHLB advances, the sale of fixed-rate mortgages to the secondary market and other funds provided from operations.

      FHLB advances are used to support lending activities and to assist in our asset/liability management strategy. Typically, we do not use other forms of borrowings. At December 31, 2004, we had total FHLB advances of $68.8 million with the capacity to borrow as of December 31, 2004 an additional $2.4 million, based on collateral currently pledged to FHLB. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

      Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Deposits consist of passbook savings, NOW, checking, money market deposit and time deposit accounts. The time deposit accounts currently range in terms from 182 days to five years.

      We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We generally solicit deposits from our market area and occasionally accept brokered funds and out of area jumbos as a source of deposits. Total deposits increased $1.9 million or 1.6% to $123.9 million at December 31, 2004 compared to $122.0 million at December 31, 2003. Noninterest bearing demand, savings, and NOW accounts increased $2.8 million or 9.4% to $32.6 million at December 31, 2004 while time deposits increased $2.9 million to $75.7 million at the same time frame. These increases were partially offset by a decline in MMDA balances of $3.8 million due primarily to one significant municipal deposit relationship that transferred a large amount of funds to their sweep account towards the end of 2004. Those funds continued to remain with First Federal and comprise a portion of borrowed funds on the consolidated balance sheet. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

      We remain susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We endeavor to manage the pricing of our deposits in keeping with our profitability objectives giving consideration to our asset/liability management. Our ability to attract and maintain savings accounts and time deposit accounts and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

      The following table sets forth our deposit flows during the periods indicated.

                                             Year Ended December 31,
                                     -----------------------------------------
                                        2004            2003            2002
                                     ---------       ---------       ---------
                                              (Dollars in Thousands)
Opening balance ................     $ 122,010       $ 122,357       $ 137,030
Deposits .......................       748,075         609,904         659,547
Withdrawals ....................      (748,651)       (613,263)       (678,535)
Interest credited ..............         2,517           3,012           4,315
                                     ---------       ---------       ---------

Ending Balance .................     $ 123,951       $ 122,010       $ 122,357
                                     =========       =========       =========

Net change .....................     $   1,941       $    (347)      $ (14,673)
                                     =========       =========       =========

Percent change .................          1.59%           (.28%)        (10.71%)
                                     =========       =========       =========

      The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

                                                                          December 31,
                                           ---------------------------------------------------------------------------
                                                    2004                       2003                       2002
                                           ---------------------------------------------------------------------------
                                                       Percent of                 Percent of                 Percent of
                                            Amount        Total        Amount        Total        Amount        Total
                                           ---------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Transactions and savings deposits:
----------------------------------
Passbook Accounts (.50%)(1) ..........     $ 11,830         9.54%     $ 10,917         8.95%     $ 10,397         8.50%
Demand and NOW Accounts (.30%)(1) ....       20,813        16.79        18,951        15.53        17,871        14.60
Money Market Accounts (1.19%)(1) .....       15,586        12.58        19,335        15.85        18,085        14.78
                                           --------     --------      --------     --------      --------     --------

Total non-time deposits ..............       48,229        38.91        49,203        40.33        46,353        37.88
                                           --------     --------      --------     --------      --------     --------

Time deposits:
--------------

Less than 1.0% .......................           --         0.00           283         0.23            --           --
1.00 - 1.99% .........................        9,630         7.77        11,851         9.71         2,815         2.30
2.00 - 3.99% .........................       64,108        51.72        51,591        42.28        46,529        38.03
4.00 - 5.99% .........................          666          .54         5,997         4.92        19,062        15.58
6.00 - 7.99% .........................        1,318         1.06         3,085         2.53         7,598         6.21
                                           --------     --------      --------     --------      --------     --------

Total time deposits ..................       75,722        61.09        72,807        59.67        76,004        62.12
                                           --------     --------      --------     --------      --------     --------

Total deposits .......................     $123,951       100.00%     $122,010       100.00%     $122,357       100.00%
                                           ========     ========      ========     ========      ========     ========

----------
(1)   End of year 2004 average interest rates.

      The following table shows rate and maturity information for our time deposit accounts as of December 31, 2004.

                                     Less
                                     than         1.00-        2.00-        4.00-        6.00-                    Percent
                                     1.00%        1.99%        3.99%        5.99%        7.99%        Total       of Total
                                    --------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Time deposit accounts
maturing in quarter ending:
---------------------------

March 31, 2005 ................     $    --      $ 5,028      $11,985      $   246      $    --      $17,259        22.79%
June 30, 2005 .................                    2,281        7,573           57           --        9,911        13.09
September 30, 2005 ............          --        1,113        9,602           48          543       11,306        14.93
December 31, 2005 .............          --          317        6,106          109          775        7,307         9.65
March 31, 2006 ................          --          260        5,657           30           --        5,947         7.85
June 30, 2006 .................          --          631        8,251           --           --        8,882        11.73
September 30, 2006 ............          --           --        4,608           --           --        4,608         6.09
December 31, 2006 .............          --           --        4,375           --           --        4,375         5.78
March 31, 2007 ................          --           --        2,724           66           --        2,790         3.68
June 30, 2007 .................          --           --        2,438           10           --        2,448         3.23
September 30, 2007 ............          --           --          313          100           --          413         0.55
December 31, 2007 .............          --           --           17           --           --           17         0.02
Thereafter ....................                       --          459           --           --          459          .61

                                    -------------------------------------------------------------------------------------
      Total ...................     $    --      $ 9,630      $64,108      $   666      $ 1,318      $75,722       100.00%
                                    =====================================================================================
      Percent of total ........        0.00%       12.72%       84.66%        0.88%        1.74%      100.00%
                                    =======      =======      =======      =======      =======      =======

      The following table indicates the amount of our time deposit accounts by time remaining until maturity as of December 31, 2004.

                                                                  Maturity
                                          --------------------------------------------------------
                                          3 Months      Over        Over        Over
                                             or        3 to 6      6 to 12       12
                                            Less       Months      Months      Months       Total
                                          --------------------------------------------------------
                                                            (Dollars in Thousands)
BALANCES
Time deposits less than $100,000 .....     $ 9,747     $ 5,922     $11,385     $19,394     $46,448
Time deposits of $100,000 or more ....       5,274       3,717       7,127      10,545      26,663
Public funds (1) .....................       2,238         272         101          --       2,611
                                           -------------------------------------------------------
Total time deposits ..................     $17,259     $ 9,911     $18,613     $29,939     $75,722
                                           =======================================================

                                                                  Maturity
                                          --------------------------------------------------------
                                          3 Months      Over        Over        Over
                                             or        3 to 6      6 to 12       12
                                            Less       Months      Months      Months       Total
                                          --------------------------------------------------------
NUMBER OF ACCOUNTS
Time deposits less than $100,000 .....         575         394         712       1,029       2,710
Time deposits of $100,000 or more ....          44          32          52          94         222
Public funds (1) .....................           4           2           1          --           7
                                           -------------------------------------------------------
Total time deposits ..................         623         428         765       1,123       2,939
                                           =======================================================

----------
(1)   Deposits from governmental and other public entities, all over $100,000.

      Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. We may obtain advances from the FHLB of Indianapolis upon the security of our capital stock in the FHLB of Indianapolis and certain of our residential mortgage loans and multi-family mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, we had $68.8 million in FHLB advances outstanding. For additional information regarding the term to maturity and the interest rates on FHLB advances, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders and "- Borrowed Funds."

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                  December 31,
                                         -----------------------------
                                           2004       2003       2002
                                         -----------------------------
                                             (Dollars in Thousands)
               Maximum Balance:
               ----------------
                  FHLB advances .....    $68,750    $67,000    $67,000

               Average Balance:
               ----------------
                  FHLB advances .....    $63,719    $64,819    $65,926

Service Corporation Activities

      At  December  31,  2004,  First  Federal  had  one  subsidiary,  Northeast
Financial, which is now functioning as our brokerage subsidiary with one registered representative. As was discussed previously in the description of business under Item 1, First Federal acquired a local independent brokerage firm during 2004 through Northeast Financial. The combined assets under management were roughly $60 million at December 31, 2004. This acquisition strengthened Northeast Financial's product offerings and reinforced management's commitment to being a leader in the financial services industry within our market.

Regulation

      General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. government up to applicable limits set by the FDIC. The Bank is subject to broad federal regulation and oversight extending to all of its operations, principally by its primary federal regulator, the OTS. First Federal is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight, principally by the OTS. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

      The Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a) repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(b) provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(c) broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(d) provided an enhanced framework for protecting the privacy of consumer information; and

(e) addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

      The GLBA also imposed certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

o All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.

o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Company's policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act").

      The SOA creates an independent auditing-oversight board under the SEC. It also increases penalties for corporate wrongdoers, forces faster and more extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The SOA also contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies, and provides criminal penalties of up to $5.0 million and imprisonment of up to 20 years for an officer that willfully provides a certification knowing it to be untrue.

      The SOA also addresses functions and responsibilities of audit committees of public companies. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of the Company's outside auditors, and the auditors must report directly to the audit committee. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the Company or be affiliated with the Company or any of its subsidiaries. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the Company's accounting, accounting controls or auditing matters. These procedures would include enabling the Company's employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors. The Company must also provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee.

      Northeast Indiana management and directors have been investigating the possibility of de-listing its stock and de-registering with the SEC. The Company is primarily concerned with the escalating costs and additional allocation of management's time that is becoming necessary under the SOA. This concern is further heightened under the pending implementation of Section 404 that will impact the Company beginning with the fiscal year ended December 31, 2006. This de-registering strategy would reduce future expenses associated with SEC reporting requirements as well as NASDAQ filing fees, but would also result in the Company's common stock no longer being quoted on the NASDAQ Stock Market. In order to de-register, the Company must first have fewer than 300 shareholders of record. The Company currently has 450 shareholders of record. The Company is currently exploring possible methods of reducing shareholders below 300 and the costs of any such possible transactions. The Company's shares trade infrequently and residents of Indiana hold many shares. Therefore, it is management's belief that any negative impact on the liquidity of the shares as a result of de-registering and de-listing would be minimal.

      Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings banks, such as First Federal. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of December 2003 and June 2004 respectively. Under agency scheduling guidelines, another review is expected as of June 2005. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves and take other corrective actions. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for fiscal 2004 was $60,731.

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

      In addition, the investment, lending and branching authority of the Bank is prescribed by federal law, and it is prohibited from engaging in any activities not permitted by such laws. For example, the permissible level of investment by federal associations, subject to safety and soundness restrictions, (1) in loans secured by non-residential real property may not exceed 400% of total capital, (2) in commercial loans may not exceed 20% of assets, provided that amounts in excess of 10% of assets may only be small business loans, (3) in loans related to leasing of tangible personal property may not exceed 10% of assets, and (4) in loans for personal, family and household purposes, when combined with commercial paper and corporate debt securities, may not exceed 35% of assets. The Bank is in compliance with the noted restrictions. Federal savings associations are also generally authorized to branch nationwide. Federal associations such as First Federal may designate under which investment authority (or basket) it made a loan or investment if that loan or investment is authorized under different sections of the law.

      The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2004, the Bank's lending limit under this restriction was approximately $3.8 million. At December 31, 2004, we had no lending relationship to a single borrower in excess of our loans-to-one borrower limit.

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

      Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of December 31, 2004, the Bank was classified as a well-capitalized institution.

      The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

      Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

      Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2004, the Bank had $595,000 of intangible assets and no purchased mortgage servicing rights.

      The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of the Bank are includable subsidiaries.

      At December 31, 2004, the Bank had tangible capital of $24.4 million, or 10.7% of adjusted total assets, which is approximately $21.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also effectively require core capital equal to at least 3% to 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2004, the Bank had no intangible assets which were subject to these tests. At December 31, 2004, the Bank had core capital equal to $24.4 million, or 10.7% of adjusted total assets, which is $15.3 million above the minimum leverage ratio requirement of 4% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2004, the Bank had $1.1 million of capital instruments that qualify as supplementary capital, and $1.1 million of general loss reserves, which was less than 1.25% of risk-weighted assets. Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. First Federal had no exclusions from capital and assets at December 31, 2004. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.

      On December 31, 2004, the Bank had total capital of $25.5 million (including $24.4 million in core capital and $1.1 million in qualifying supplementary capital) and risk-weighted assets of $152.5 million (including $4.2 million in converted off-balance sheet assets); or total capital of 16.7% of risk-weighted assets. This amount was $13.3 million above the 8% requirement in effect on that date.

      Prompt Corrective Action. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

      Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on the Company's operations and profitability.

      Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

      Assuming the absence of supervisory problems, savings associations that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years (less any dividends paid). However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

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

      Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At December 31, 2004, the Bank met the test and has always met the test since its effectiveness.

      Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities impermissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " Holding Company Regulation."

      If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance for June 2003 and received a rating of "outstanding."

      Activities of Associations and Their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

      The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIC. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

      Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member Savings Bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

      On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

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

      Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

      Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

      As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions.

      Federal Securities Law. The stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

      Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. For example, if the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

      Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 2004, the Bank had $5.3 million in FHLB stock, which was in compliance with this requirement. For fiscal 2004 and 2003, dividends paid by the FHLB of Indianapolis to First Federal totaled $236,000 and $256,000 respectively. In addition, each of the four quarterly dividends from the FHLB in 2004 were paid in the form of additional FHLB stock.

      Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. In addition, the federal agency that regulates the FHLBs has required each bank to register its stock with the SEC, which will increase the costs of each bank and may have other effects that are not possible to predict at this time.

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

      To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2004, First Federal's excess for tax purposes totaled approximately $1.3 million.

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

      We primarily serve Huntington County, Indiana. There are six commercial banks, no savings institutions other than First Federal, and six credit unions which compete for deposits and loans in Huntington County. We estimate that our share of the savings market in Huntington County based on FDIC insured institutions is approximately 29% and our share of the residential mortgage market is approximately 30%.

Employees

      At December 31, 2004, we had a total of 51 full-time, 7 part-time and no seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

      The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

                                                        Position held with
      Name               Age(1)                First Federal and Northeast Indiana
-----------------------------------------------------------------------------------------------
Randy J. Sizemore         34       Senior Vice President, Treasurer and Chief Financial Officer
DeeAnn Hammel             52       Senior Vice President, Secretary and Chief Operating Officer
Thomas P. Frantz          50       Senior Vice President and Chief Lending Officer

----------
(1)   At December 31, 2004.

      The business experience of the executive officers who are not also directors is set forth below.

      Randy J. Sizemore is Senior Vice President, Treasurer and Chief Financial Officer, positions he has held since April 2002. Prior to joining First Federal, Mr. Sizemore held positions in a similar capacity with another bank holding company and its subsidiary since 1999, and prior to that he performed similar job functions for another bank holding company. Mr. Sizemore has a total of 11 years experience working with financial institutions.

      DeeAnn Hammel is Senior Vice President, Secretary and Chief Operations Officer, positions she has held since March 1995. Ms. Hammel first joined First Federal in 1975 as a teller. Ms. Hammel is responsible for directing and controlling First Federal's daily activities.

      Thomas P. Frantz is Senior Vice President and Chief Lending Officer, positions he has held since October 2001. Prior to joining First Federal, Mr. Frantz held positions in a lending capacity for another bank since 1995. Mr. Frantz has a total of 29 years experience working with financial institutions.

Item 2. Description of Property
        -----------------------

      We conduct our business through three offices, all of which are located in Huntington, Indiana and are owned by First Federal. The following table sets forth information relating to each of our offices as of December 31, 2004. The total net book value of our premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 2004 was approximately $2.2 million. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

                                                                Total
                                                  Owned       Approximate
                                       Year         or          Square       Net Book Value at
           Location                  Acquired     Leased        Footage      December 31, 2004
----------------------------------------------------------------------------------------------
Main Office:
   648 North Jefferson Street
   Huntington, Indiana 46750           1974        Owned         1,700          $  891,479

Branch Offices:
   1240 South Jefferson Street
   Huntington, Indiana 46750           1981        Owned         1,700          $  215,411

   100 Frontage Road
   Huntington, Indiana 46750           1995        Owned         5,000          $1,069,091

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
        ------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

      Page 54 of the attached 2004 Annual Report to Stockholders is incorporated herein by reference.

      The following table provides information about purchases by the Company during the quarter ended Decmeber 31, 2004, of its common shares:

                      Issuer Purchases of Equity Securities

                               (a)              (b)              (c)              (d)
                           ------------     ----------       ------------    ---------------

                                                             Total Number        Maximum
                                                              of Shares         Number of
                                                             Purchased as      Shares That
                                                               Part of          May Yet Be
                                                              Publicly          Purchased
                           Total Number       Average         Announced      Under the Plans
                            of Shares       Price Paid         Plans or        or Programs
Period                      Purchased        Per Share       Programs (1)          (1)
-------------------        ------------     ----------       ------------    ---------------
10/01/04 - 10/31/04               --               --               --           71,268
11/01/04 - 11/31/04           12,630           $22.28           12,630           58,638
12/01/04 - 12/31/04            3,500           $22.11            3,500           55,138

     Total                    16,130           $22.24           16,130           55,138

On September 29, 2004 our board of directors announced a new common stock repurchase program allowing for the repurchase of 71,268 shares prior to expiration on September 29, 2005. There are 51,638 shares remaining to be purchased under that previously announced program.

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

      Pages 3 through 18 of the Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements
        --------------------

      The following information appearing in the Annual Report to Stockholders is incorporated herein by reference.

                                                                                                Pages in
                                                                                                 Annual
Annual Report Section                                                                            Report
---------------------                                                                            ------
Report of Independent Registered Public Accounting Firm                                            19
Consolidated Balance Sheets as of December 31, 2004 and 2003                                       20
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002             21
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,       22-23
2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002         24
Notes to Consolidated Financial Statements                                                        25-52

      With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report to Stockholders is not deemed filed as part of this annual report on Form 10-KSB.

Item  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 8A. Controls and Procedures
         -----------------------

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 8B. Other Information
         -----------------

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Directors
---------

      Our Board of Directors currently consists of six members, each of whom is also a director of the Bank. Directors are generally elected to serve for three-year staggered terms or until their respective successors have been elected and qualified. Approximately one-third of the directors are elected annually.

      The following table sets forth certain information regarding the Board of Directors, including each director's age and term of office.

                                                                                                 Director         Term
Name                        Position(s) Held with Northeast Indiana Bancorp           Age(1)     Since(2)       Expires
----                        -----------------------------------------------           ------     --------       -------
J. David Carnes      Director                                                           53         1991           2005

William A. Zimmer    Director                                                           52         2003           2005

Randall C. Rider     Director                                                           54         1989           2006

Dan L. Stephan       Director                                                           57         1987           2007

Michael S. Zahn      Director and Senior Vice President                                 35         2000           2006

Stephen E. Zahn      Chairman of the Board, President and Chief Executive Officer       62         1965           2007

----------
(1)   At December 31, 2004.

(2)   Includes service as a director of First Federal.

      The business experience of each director is set forth below. All directors have held their present positions for at least the past five years, except as otherwise indicated.

      J. David Carnes, MD. Dr. Carnes has, since 1981, practiced medicine in Huntington, Indiana.

      Stephen E. Zahn. Mr. S. Zahn is the Chairman of the Board, President and Chief Executive Officer of NEIB and Chairman of the Board and Chief Executive Officer of the Bank. Mr. S. Zahn has served in such capacities for over ten years and also served as President of the Bank since 1980, until Michael S. Zahn assumed that position in 2005. Mr. S. Zahn is the father of Michael S. Zahn, Director of NEIB and Director and President of the Bank.

      Michael S. Zahn. Mr. M. Zahn became President of the Bank on January 1, 2005. Mr. M. Zahn joined the Bank in 1996 as a loan officer. Prior to his employment with the Bank, Mr. Zahn worked as a Senior Underwriter for a regional insurance carrier. Mr. M. Zahn is the son of Stephen E. Zahn, Chairman of the Board, President and Chief Executive Officer of NEIB and the Bank.

      Randall C. Rider. Mr. Rider is President of Lime City Manufacturing Co., Inc., a position he has held since 1983.

      Dan L. Stephan. Mr. Stephan is a retired State Representative to the Indiana Legislature, a position he was first elected to in 1980 and retired at end of 1998. Mr. Stephan is also employed as a sales representative for the Variable Annuity Life Insurance Company.

      William A. Zimmer. Mr. Zimmer founded the W.A. Zimmer Co., a home improvement company based in Huntington, Indiana, in 1976 and currently serves as President.

Executive Officers
------------------

      Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I under the caption "Employees" of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)
-----------------------------

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of Northeast Indiana's outstanding shares of common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of Northeast Indiana. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us and the written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2004.

Audit Committee Financial Expert
--------------------------------

      The Audit Committee of Northeast Indiana's Board of Directors reviews audit reports and related matters with respect to compliance with regulations and internal policies and procedures. This committee also engages and sets compensation for an accounting firm to perform the annual audit and acts as a liaison between the auditors and the Board. The current members of this committee are Directors Rider (Chairman), Stephan, Carnes, and Zimmer. This Committee met four times during fiscal 2004.

      Northeast Indiana does not have an audit committee financial expert serving on the Audit Committee. It is difficult for Northeast Indiana, as a small public company, to identify, recruit and add an audit committee financial expert to the Audit Committee.

      There have been no changes in the procedures by which stockholders may recommend director nominees since the time the Company provided disclosure of such procedures in its last definitive proxy statement mailed to stockholders.

Code of Ethics
--------------

      We have adopted a code of ethics that applies to the principal executive officer and all professionals serving in a finance, accounting, treasury or tax role at Northeast Indiana and its subsidiaries. We have previously filed a copy of this Code of Ethics as Exhibit 14 to the Form 10-KSB filed with the SEC on March 26, 2004.

Item 10. Executive Compensation
         ----------------------

Director Compensation

      Directors of Northeast Indiana are paid $200 per regular meeting for their service in such capacity.

Directors of the Bank receive a retainer fee of $2,250 per quarter and $400 per regular monthly meeting. Directors do not receive any compensation for participation on the committees of the Boards of Directors of Northeast Indiana and the Bank.

      Deferred Compensation Program. The Bank has a deferred compensation program for the benefit of its directors. This program permits participating directors to defer up to a maximum of $400 of Board fees per month or $4,800 per year, over a five year period which ended December 31, 1996, except for Directors Michael Zahn and William Zimmer. Director Michael Zahn may defer up to a maximum of $500 of Board fees per month or $6,000 per year, over a five year period which will end July 31, 2005, and Director William Zimmer may defer up to $500 of Board fees per month or $6,000 per year, over a five year period which will end October 31, 2008. Generally upon attaining age 65, the director (or in the event of death, his designated beneficiary) receives a monthly cash payment based upon the amount of fees deferred for a period of up to 120 months. In addition, the designated beneficiary of each participating director will receive a $10,000 burial fee. In order to balance the expected payments under the deferred compensation plan, the Bank has purchased life insurance policies on the lives of the participating directors. Although the insurance policies do not generate periodic payments to cover the monthly payments owed to retiring directors, the death benefits payable on the insurance policies have been selected to actuarially approximate the future monthly payment obligation. During fiscal 2004, Director Michael Zahn deferred a total of $6,000 in Board fees and Director Zimmer deferred a total of $6,000 in Board fees pursuant to this program. No other director deferred his Bank Board fees in fiscal 2004.

      The following table provides information relating to option exercises by directors of Northeast Indiana during the last fiscal year. Value realized upon exercise is the difference between the closing price on the Nasdaq Stock Market of the underlying stock on the exercise date and the exercise or base price of the option.

Name                    Shares Acquired on Exercise (#)       Value Realized ($)
----                    -------------------------------       ------------------

J. David Carnes                      2,000                         $ 22,330
Randall C. Rider                    13,202                         $157,203
Dan L. Stephan                       7,000                         $ 83,320
Michael S. Zahn                      1,500                         $ 14,193
William A. Zimmer                    1,000                         $  1,490

Executive Compensation

      Our executive officers do not receive any compensation for services performed in their capacity as such. The following table sets forth the compensation paid by the Bank during fiscal 2004 to the Chairman and Chief Executive Officer of Northeast Indiana and the Bank. No other executive officer earned salary and bonus exceeding $100,000 in fiscal 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                            Annual Compensation                                                     Awards

                                                                     Other
                                                                     Annual     Restricted
                                  Fiscal                             Compen        Stock      Options/     LTIP         All Other
 Name and Principal Position       Year  Salary($)(1)  Bonus($)     sation($)   Award(s)($)   SARs(#)   Payouts($)  Compensation($)
 ---------------------------       ----  ------------  --------     ---------   -----------   -------   ----------  ---------------
Stephen E. Zahn, Chairman of       2004    $179,600    $ 17,500        --            --          --         --        $171,285(2)
the Board and Chief Executive
Officer                            2003     172,100      17,500        --            --          --         --         148,486(3)

                                   2002     167,500      12,500        --            --          --         --         128,850(4)

----------
(1)   Includes directors' fees of $14,600 for 2003 and $13,100 for 2002.

(2) Includes: (i) $10,469 of life, health and disability insurance premiums paid by the Bank; (ii) $5,084 of contributions by the Bank to Mr. S. Zahn's 401(k) plan account; (iii) $83,263 accrued by the Bank under the Executive Supplemental Retirement Income Plan on behalf of Mr. S. Zahn;
      (iv) $29,809 accrued by the Bank under the Stockholder Benefit Plan on behalf of Mr. S. Zahn; (v) $38,993 of contributions to Mr. S. Zahn's ESOP account; and (vi) $3,667 allocated based on the personal use of an automobile by Mr. S. Zahn.

(3) Includes: (i) $11,796 of life, health and disability insurance premiums paid by the Bank; (ii) $4,206 of contributions by the Bank to Mr. S. Zahn's 401(k) plan account; (iii) $55,416 accrued by the Bank under the Executive Supplemental Retirement Income Plan on behalf of Mr. S. Zahn;
      (iv) $31,573 accrued by the Bank under the Stockholder Benefit Plan on behalf of Mr. S. Zahn; (v) $41,660 of contributions to Mr. S. Zahn's ESOP account; and (vi) $3,835 allocated based on the personal use of an automobile by Mr. S. Zahn.

(4) Includes: (i) $11,725 of life, health and disability insurance premiums paid by the Bank; (ii) $4,431 of contributions by the Bank to Mr. S. Zahn's 401(k) plan account; (iii) $49,041 accrued by the Bank under the Executive Supplemental Retirement Income Plan on behalf of Mr. S. Zahn;
      (iv) $32,409 accrued by the Bank under the Stockholder Benefit Plan on behalf of Mr. S. Zahn; (v) $26,988 of contributions to Mr. S. Zahn's ESOP account; and (vi) $4,256 allocated based on the personal use of an automobile by Mr. S. Zahn.

      The following table provides information as to the value of the options held by our President and Chief Executive Officer on December 31, 2004. No stock appreciation rights were granted during fiscal 2004.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                  OPTION VALUES

                                                                                                           Value of
                                                                   Number of                              Unexercised
                                                                  Unexercised                            In-the-Money
                                                                   Options at                             Options at
                                                              Fiscal Year End ($)                  Fiscal Year End ($)(1)
                                                    -------------------------------------   -----------------------------------
                   Shares
                   Acquired on     Value
Name               Exercise (#)    Realized ($)     Exercisable (#)     Unexercisable (#)   Exercisable ($)   Unexercisable ($)
----               ------------    ------------     ---------------     -----------------   ---------------   -----------------
Stephen E. Zahn         --              --               37,565                 --              $423,733             --

----------
(1) Represents the aggregate market value (market price of the common stock less the exercise price) of the options granted based upon the closing price of $20.99 per share of the common stock as reported on the NASDAQ National Market on January 3, 2005.

Employment Agreement

      In December 1995, the Bank entered into an employment contract with Mr. S. Zahn. The employment contract provides for an annual base salary in an amount established by the Board of Directors. The initial term of the employment contract was for three years. The contract provides for extensions of one year, in addition to the then-remaining term under the agreement, on each anniversary of the effective date of the contract, subject to a formal performance evaluation performed by disinterested members of the Board of Directors of the Bank, and the contract has been renewed each year since the expiration of the initial term. The contract provides for termination upon Mr. S. Zahn's death, for cause, or in certain events specified by Office of Thrift Supervision regulations. The employment contract is also terminable by Mr. S. Zahn upon 90 days notice to the Bank.

      The employment contract provides for payment to Mr. S. Zahn of the greater of his salary for the remainder of the term of the agreement, or 299% of his base compensation, in the event there is a "change in control" of the Bank where employment terminates involuntarily in connection with such change in control or within twelve months thereafter. For the purposes of the employment contract, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to Office of Thrift Supervision regulations. Such events are generally triggered by the acquisition of control of more than 10% of Northeast Indiana's common stock. Based on his current salary, if Mr. S. Zahn was terminated in December, 2004 under circumstances entitling him to severance pay as described above, he would have been entitled to receive a lump sum cash payment of approximately 794,000.

Executive Supplemental Retirement Income Plan.

      The Bank maintains a supplemental retirement income plan established in 1992 for the benefit of Mr. S. Zahn. This plan was subsequently amended in 1996, 2002, and 2004 pursuant to an agreement entered into with Mr. S. Zahn. Payments made by the Bank are placed into a secular trust account with an independent administrator through another financial institution. Upon continuous service to the Bank through age 65, Mr. S. Zahn (or in the event of Mr. S. Zahn's death, his beneficiary) will become entitled to monthly cash payments for a period of 180 months of up to 60% of Mr. S. Zahn's final base compensation paid by the Bank annually of approximately $43,500 after tax. This amount will become payable at the time Mr. S. Zahn reaches age 67. In the event that Mr. S. Zahn voluntarily leaves employment with the Bank before attaining the age of 65, he would be eligible to receive commencing at age 67 the after-tax contributions made by the Bank into the secular trust account up to the point of termination of service. The Bank has purchased a life insurance policy with respect to this program which is comparable to the policies described herein for the Bank directors' deferred compensation program. In addition, to the extent that the proceeds realized by the Bank on said life insurance policies owned by the Bank exceed the cash surrender values of the same policies, Mr. S. Zahn's designated beneficiary will receive a $30,000 burial fee from this plan. All expenses related to this program are paid by the Bank.

Stockholder Benefit Plan.

      In January of 2000, the Bank set up a deferred  compensation  plan for Mr.
S. Zahn based on the savings to the institution. In connection with the establishment of this plan, Mr. S. Zahn relinquished shares of stock granted to him pursuant to the Northeast Indiana Recognition and Retention Plan. The Bank agreed to accrue a benefit for Mr. S. Zahn based on the difference between the income derived from the Bank's investment in a no-load, no-surrender charge life insurance policy and the Bank's after-tax cost of funds as determined by the last available quarterly rate of the 6th District Cost of Funds from the Federal Home Loan Bank in Indianapolis plus fifty basis points.

      This benefit accrues over the working life of Mr. S. Zahn such that, upon reaching the age of 65, he shall be entitled to the annuitized value of the accrued benefit payable over a fifteen year period. Should Mr. S. Zahn die prior to reaching age 65, his beneficiary is entitled to a Survivor's Benefit payable over a fifteen year period. In the event that Mr. S. Zahn is involuntarily terminated, including termination coincident with or within three years of a change in control of the Bank (as defined), Mr. S. Zahn is entitled to receive a benefit as if he had continued to be employed with the Bank until his retirement age of 65. If Mr. S. Zahn voluntarily terminates his employment with the Bank, he is entitled to the accrued benefit determined as of the date of termination.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

Voting Securities and Principal Holders Thereof

      The following table sets forth as of March 21, 2005, information regarding beneficial share ownership of: (i) those persons or entities known by us to beneficially own more than five percent of Northeast Indiana common stock; (ii) each member of the Northeast Indiana Board of Directors; (iii) certain executive officers of Northeast Indiana; and (iv) all current directors and executive officers of Northeast Indiana as a group. The address of each of the beneficial owners, except where otherwise indicated, is the same address as Northeast Indiana. Northeast Indiana only has one class of voting security, Northeast Indiana common stock. Information in the table below is being provided with respect to beneficial ownership of Northeast Indiana common stock.

                                                                   Shares           Percent
Beneficial Owner                                             Beneficially Owned    of Class
-------------------------------------------------------------------------------------------
Northeast Indiana Bancorp, Inc. Employee Stock                   147,890(1)          10.3%
  Ownership Plan ("ESOP")

First Manhattan Co.                                              111,290(2)           7.8%
437 Madison Avenue
New York, New York 10022

Stephen E. Zahn, Chairman of the Board, President and            175,894(3)          12.0%
  Chief Executive Officer

Dan L. Stephan, Director                                          11,802(4)            .8%

J. David Carnes, Director                                         27,584(5)           1.9%

Randall C. Rider, Director                                         8,998(6)            .6%

William A. Zimmer, Director                                        3,350(7)            .2%

Michael S. Zahn, Director and Senior Vice President               27,296(8)           1.9%

Directors and executive officers as a group (9 persons)          295,265(9)          19.8%

----------
(1) Pursuant to a filing on Schedule 13G filed on February 7, 2005, the amount reported represents 147,890 shares of common stock held by the ESOP, 120,405 of which have been allocated to accounts of participants as of the record date. Peoples Federal Savings Bank is the trustee of the ESOP and may be deemed to beneficially own the shares held by the ESOP which have not been allocated to accounts of participants. Participants in the ESOP are entitled to instruct the ESOP trustee as to the voting of the shares allocated to their ESOP accounts. For each issue voted upon by the stockholders of Northeast Indiana, the unallocated shares held by the ESOP are voted by the ESOP trustee in the same proportion as the participants who directed the trustee as to the voting of the shares allocated to their plan accounts. Allocated shares as to which the ESOP trustee receives no voting instructions are voted by the trustee in its discretion.

(2) As reported on Schedule 13G/A filed on February 8, 2005. First Manhattan Co. reports that it has sole voting and dispositive power over 108,290 of the shares listed above, and shared voting and dispositive power over 3,000 shares.

(3) The amount of shares beneficially owned by Mr. S. Zahn includes: (i) 27,667 shares owned directly; (ii) 39,009 shares held jointly by Mr. S. Zahn and his wife; (iii) 4,673 shares held by Mr. S. Zahn's wife; (iv) 26,908 shares allocated to Mr. S. Zahn's ESOP account as of December 31, 2004; (v) 37,565 shares which Mr. S. Zahn has the right to acquire pursuant to stock options that are exercisable at or within 60 days of the record date; (vi) 2,890 shares held in Mr. S. Zahn's 401(k) account as of December 31, 2004; and (vii) 37,182 shares held in a revocable trust as to which Mr. S. Zahn is a trustee. On November 17, 2003, Mr. S. Zahn and certain associated family members including Alyce M. Zahn, Michael S. and Susan E. Zahn, Jamie M. and Jodie Z. Groves, Michael C. and Julie A. Jennings, and Scott and Cherie Z. Axelrod, received permission from the Office of Thrift Supervision ("OTS") to acquire up to nineteen percent (19%) of the issued and outstanding shares of Northeast Indiana common stock.

(4) The amount of shares beneficially owned by Mr. Stephan includes: (i) 10,000 shares owned directly and (ii) 1,802 shares which Mr. Stephan has the right to acquire pursuant to stock options that are exercisable at or within 60 days of the record date.

(5) The amount of shares beneficially owned by Dr. Carnes includes: (i) 11,307 shares owned directly; (ii) 9,075 shares held jointly by Dr. Carnes and his wife; and (iii) 7,202 shares which Dr. Carnes has the right to acquire pursuant to stock options that are exercisable at or within 60 days of the record date.

(6)   These shares are beneficially owned directly by Mr. Rider.

(7) The amount of shares beneficially owned by Mr. Zimmer includes 1,000 shares of restricted stock, 1,350 shares held jointly by Mr. Zimmer and his spouse, and 1,000 shares subject to options exercisable within 60 days of the record date. This amount does not include 8,000 shares subject to options that are not exercisable within 60 days of the record date.

(8) The amount of shares beneficially owned by Mr. M. Zahn includes: (i) 13,220 shares owned directly; (ii) 5,896 shares allocated to Mr. M. Zahn's ESOP account as of December 31, 2004; (iii) 7,380 shares which Mr. M. Zahn has the right to acquire pursuant to stock options that are exercisable at or within 60 days of the record date, and (iv) 800 shares of restricted stock. The amount does not include 500 shares subject to stock options which are not exercisable within 60 days of the record date.

(9) The amount includes shares held directly, as well as jointly with family members, shares held in retirement accounts, in a fiduciary capacity, by certain family members or by trusts of which the director or executive officer is a trustee or substantial beneficiary, with respect to which the individual may be deemed to have sole or shared voting and/or dispositive power. The amount also includes an aggregate of 59,949 shares which directors and executive officers as a group have the right to acquire pursuant to stock options that are exercisable at or within 60 days of the record date and an aggregate of 48,321 shares allocated to the ESOP accounts of the executive officers as of December 31, 2004, and an aggregate of 5,004 shares allocated to the 401(k) plan accounts of executive officers as of December 31, 2004. The amount does not include 15,000 shares subject to options not exercisable within 60 days of the record date.

      The following table provides information as of December 31, 2004 related to our equity compensation plans in effect at that time.

======================================================================================================
                                    Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------
    Plan Category          Number of Securities to       Weighted-average        Number of securities
                           be Issued Upon Exercise      Exercise Price of      Remaining Available for
                           of Outstanding Options,     Outstanding Options,     Future Issuance Under
                             Warrants and Rights       Warrants and Rights       Equity Compensation
                                                                                        Plans
------------------------------------------------------------------------------------------------------
                                     (a)                        (b)                      (c)
------------------------------------------------------------------------------------------------------
 Equity Compensation
  Plans Approved by
  Security Holders                100,604(1)                  $11.92                  155,600(2)
------------------------------------------------------------------------------------------------------
 Equity Compensation                   --                         --                       --
Plans Not Approved by
  Security Holders
------------------------------------------------------------------------------------------------------
        Total                     100,604(1)                  $11.92                  155,600(2)
======================================================================================================

      (1) Restated to reflect the 10% stock dividends paid in both November 1998 and November 1999. Includes outstanding options to purchase shares of the Company's Common Stock under our 1995 Stock Option and Incentive Plan and our 2002 Omnibus Incentive Plan.

      (2) Includes shares available for future issuance under our 2002 Omnibus Incentive Plan and our Recognition and Retention Plan; excludes securities reflected in column (a). In addition to stock options, the 2002 Omnibus Incentive Plan and the Recognition and Retention Plan provide for the issuance of stock appreciation rights, restricted stock, or performance awards. 1,450 shares remain available under our 1995 Stock Option and Incentive Plan, 140,024 shares remain available under our 2002 Omnibus Incentive Plan, and 14,126 remain available under our Recognition and Retention Plan for the issuance of stock options, stock appreciation rights, restricted stock or performance awards.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

Certain Transactions

      The Bank has followed a policy of granting loans to eligible directors, officers, employees and members of their immediate families for the financing of their personal residences, for consumer purposes and general business loans. All loans to senior officers and directors are subject to Office of Thrift Supervision regulations restricting loans and other transactions with affiliated persons of the Bank. Under applicable law, all loans or extensions of credit to executive officers and directors must be made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features.

      In this regard, all outstanding loans to directors have been made in the ordinary course of business and on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility or present other unfavorable features. Although, all outstanding loans to executive officers have been made in the ordinary course of business and do not involve more than the normal risk of collectibility, as employees, the executive officers are eligible for a 1/2% discount from the current rate offered after one year of service and a 1% discount from the current rate offered after 5 years of service on one consumer loan. They also receive a waiver of 50% ($250) of the origination fee on one residential loan.

Item 13. Exhibits.
         ---------

                                                                                            Reference to
Regulation                                                                                Prior Filing or
S-B Exhibit                                                                               Exhibit Number
Number            Document                                                                Attached Hereto
---------------------------------------------------------------------------------------------------------
     2            Plan of acquisition, reorganization, arrangement, liquidation
                  or succession                                                                None
   3(i)           Certificate of Incorporation, including amendments thereto                     *
   3(ii)          By-Laws     *
     4            Instruments defining the rights of security holders, including
                  debentures                                                                     *
     9            Voting trust agreement                                                       None
    10            Executive Compensation Plans and Arrangements
                  (a)   Employment Contract between Stephen E. Zahn and First
                        Federal                                                                  *
                  (b)   Employment Contract between Randy J. Sizemore and First
                        Federal                                                                 ***
                  (c)   Employment Contract between Dee Ann Hammel and First
                        Federal                                                                  *
                  (d)   1995 Stock Option and Incentive Plan                                     *
                  (e)   Recognition and Retention Plan                                           *
                  (f)   Shareholder Benefit Plan                                                **
                  (g)   2002 Omnibus Incentive Plan                                             ***
                  (h)   Amended Change of Control Agreement with Michael Zahn                  10(h)
                  (i)   Amended Change of Control Agreement with Randy J.
                        Sizemore                                                               10(i)
    11            Statement re: computation of per share earnings                              ****
    13            Annual Report to Stockholders                                                 13
    14            Code of Ethics                                                               *****
    16            Letter on change in certifying accountants                                   None
    18            Letter on change in accounting principles                                    None
    20            Other documents or statements to security holders                            None
    21            Subsidiaries of registrant                                                    21
    22            Published report regarding matters submitted to vote                         None
    23            Consents of experts                                                           23
    24            Power of attorney                                                        Not required
   31.1           Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002                                31.1
   31.2           Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002                                31.2
    32            Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002                                                                   32

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

**** See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

***** Filed as an exhibit to our Form 10-KSB filed on March 26, 2004. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

      Crowe Chizek and Company LLC were our independent auditors for the fiscal year ending December 31, 2004.

      Audit Fees. The aggregate fees billed to Northeast Indiana by Crowe Chizek and Company LLC for professional services rendered for the audit of Northeast Indiana's consolidated financial statements for fiscal 2003 and 2004 and the reviews of the consolidated financial statements included in Northeast Indiana's Forms 10-QSB for those years were $53,550 and $59,300 respectively.

      Audit-Related Fees. The aggregate fees billed to Northeast Indiana by Crowe Chizek and Company LLC for assurance and related services that were reasonably related to the performance of the audit of Northeast Indiana's consolidated financial statements and the reviews of the consolidated financial statements included in Northeast Indiana's Forms 10-QSB for fiscal 2003 and 2004 were $1,550 and $2,458, respectively.

      Tax Fees. The aggregate fees billed to Northeast Indiana by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for tax compliance, tax advice, and tax planning for fiscal 2003 and 2004 were $0 and $2,625, respectively.

      All Other Fees. The aggregate fees for all other services billed to Northeast Indiana by Crowe Chizek and Company LLC for fiscal 2003 and 2004 were $0 and $875, respectively.

      Financial Information Systems Design and Implementation Fees. There were no fees for financial information systems design and implementation billed to Northeast Indiana by Crowe Chizek and Company LLC for fiscal 2003 or 2004.

The Audit Committee's policy is to approve or pre-approve all audit, audit-related, tax and permitted non-audit services performed for Northeast Indiana by our independent auditors in accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, and the Securities and Exchange Commission's rules adopted thereunder. In 2003, the Audit Committee pre-approved the audit services provided by Crowe Chizek and Company LLC, which approximated 97.2% of the total fees paid. In 2003, the de minimus exception was used for audit-related services that were not approved in advance by the Audit Committee. These services approximated 2.8% of the total fees paid. In 2004, the Audit Committee pre-approved all services provided by Crowe Chizek and Company LLC.

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHEAST INDIANA BANCORP, INC.


Date: March 23, 2005                    By:   /s/ Stephen E. Zahn
                                              ----------------------------------
                                              Stephen E. Zahn
                                              (Duly Authorized Representative)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:      /s/ Stephen E. Zahn            By:      /s/ Randy J. Sizemore
      --------------------------------        ----------------------------------
      Stephen E. Zahn, Chairman of            Randy J. Sizemore, Senior Vice
      the Board, President and Chief          President, Treasurer and Chief
      Executive Officer                       Financial Officer
      (Principal Executive and                (Principal Financial and
      Operating Officer)                      Accounting Officer)

Date: March 23, 2005                    Date: March 23, 2005


By:      /s/ Michael S. Zahn            By:
      --------------------------------        ----------------------------------
      Michael S. Zahn,                        Randall C. Rider, Director
      Director and Vice President

Date: March 23, 2005                    Date: March 23, 2005


By:      /s/ Dan L. Stephan             By:      /s/ J. David Carnes
      --------------------------------        ----------------------------------
      Dan L. Stephan, Director                J. David Carnes, MD, Director

Date: March 23, 2005                    Date: March 23, 2005


By:      /s/ William A. Zimmer
      --------------------------------
      William A. Zimmer, Director

Date: March 23, 2005

                                INDEX TO EXHIBITS

      Exhibit No.     Document
      -----------     --------
--------------------------------------------------------------------------------
         10(h)        Amended Change of Control Agreement with Michael Zahn

         10(i)        Amended Change of Control Agreement with Randy J. Sizemore

          13          Annual Report to Stockholders

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