Form 10QSB
period 2005-03-31
NORTHEAST INDIANA BANCORP INC
filed 2005-05-12
CIK 942898

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                              OUTSTANDING AT APRIL 22, 2005
--------------------------------------------------------------------------------

Common Stock, par value $.01 per share                        1,411,921

          Transitional Small Business Disclosure Format: YES |_| NO |X|

                         NORTHEAST INDIANA BANCORP, INC.

                                      INDEX
                                      -----

                                                                        PAGE NO.
PART 1.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2005 and December 31, 2004                                  1

         Consolidated Statements of Income for the
         three months ended March 31, 2005 and 2004                            2

         Consolidated Statement of Changes in Shareholders' Equity
         for the three months ended March 31, 2005                             3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2005 and 2004                                  4

         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                             8

Item 3.  Controls and Procedures                                              15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

         Signature page                                                       19

         Certifications Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                           20

         Exhibit 99.1 and Exhibit 99.2 -Certifications Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002                     21

--------------------------------------------------------------------------------
                      PART 1 ITEM 1 - FINANCIAL STATEMENTS
                         NORTHEAST INDIANA BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2005 and December 31, 2004
--------------------------------------------------------------------------------

                                                                                      March 31,         December 31,
                                                                                        2005                2004
                                                                                     (Unaudited)
ASSETS
Interest earning cash and cash equivalents                                          $   4,536,661      $   1,142,340
Noninterest earning cash and cash equivalents                                           1,883,479          2,242,859
                                                                                    -------------      -------------
      Total cash and cash equivalents                                                   6,420,140          3,385,199
Securities available for sale                                                          39,687,804         38,903,998
Securities held to maturity (fair value: March 31, 2005- $0;
  December 31, 2004- $60,000)                                                                  --             60,000
Loans receivable, net of allowance for loan losses (March 31, 2005 of
  $1,362,952 and at December 31, 2004 of $1,357,505)                                  174,779,325        174,800,272
Accrued interest receivable                                                               828,791            830,837
Premises and equipment, net                                                             2,147,299          2,175,981
Investments in limited liability partnerships                                           1,313,112          1,370,919
Cash surrender value of life insurance                                                  5,409,349          5,159,178
Other assets                                                                            2,025,363          1,985,839
                                                                                    -------------      -------------
      Total assets                                                                  $ 232,611,183      $ 228,672,223
                                                                                    =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Demand deposits - noninterest bearing                                             $   8,561,513      $   7,123,510
  Savings                                                                              12,919,422         11,830,095
  NOW                                                                                  22,848,113         13,689,018
  MMDA                                                                                 14,145,117         15,585,845
  Time deposits                                                                        74,314,144         75,722,300
                                                                                    -------------      -------------
         Total deposits                                                               132,788,309        123,950,768
Borrowed funds                                                                         72,031,882         77,066,576
Accrued expenses and other liabilities                                                  1,794,613          1,608,346
                                                                                    -------------      -------------
         Total liabilities                                                            206,614,804        202,625,690

Shareholders' equity
      Preferred Stock, no par value: 500,000 shares authorized; 0 shares issued                --                 --
      Common stock, $.01 par value: 4,000,000 shares authorized;
          3/31/05: 2,640,672 shares issued, 1,417,279 shares outstanding
           12/31/04: 2,640,672 shares issued, 1,420,779 shares outstanding                 26,407             26,407
      Additional paid in capital                                                       29,555,314         29,502,677
      Retained earnings, substantially restricted                                      14,759,969         14,576,087
      Unearned employee stock ownership plan shares                                      (197,765)          (227,026)
      Unearned recognition and retention plan shares                                      (68,898)           (50,531)
      Accumulated other comprehensive loss, net of tax                                    (91,262)           (36,810)
      Treasury stock, 1,223,393 and 1,219,893 common shares, at
        cost, at March 31, 2005 and December 31, 2004                                 (17,987,386)       (17,744,271)
                                                                                    -------------      -------------
           Total shareholders' equity                                                  25,996,379         26,046,533
                                                                                    -------------      -------------
                Total liabilities and shareholders' equity                          $ 232,611,183      $ 228,672,223
                                                                                    =============      =============

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

--------------------------------------------------------------------------------
                         NORTHEAST INDIANA BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                          Three months ended
                                                               March 31,
                                                          2005           2004
                                                       ----------     ----------
                                                              (Unaudited)
Interest income
   Loans, including fees                               $2,670,174     $2,600,678
   Taxable securities                                     337,229        375,513
   Non-taxable securities                                  32,222         23,434
   Deposits with financial institutions                    14,761          9,872
                                                       ----------     ----------
     Total interest income                              3,054,386      3,009,497

Interest expense
   Deposits                                               659,510        637,358
   Borrowed funds                                         803,974        797,033
                                                       ----------     ----------
     Total interest expense                             1,463,484      1,434,391

Net interest income                                     1,590,902      1,575,106
Provision for loan losses                                  20,000             --
                                                       ----------     ----------
Net interest income after provision for loan
  losses                                                1,570,902      1,575,106

Noninterest income
  Service charges on deposit accounts                     146,526         84,371
  Loan servicing fees                                      65,549         59,846
  Net gain on sale of securities
     available for sale                                        --         18,970
  Net gain on sale of loans held for sale                  24,497         28,549
  Net gain on sale of foreclosed
     real estate and repossessed assets                     2,716          5,670
  Trust and brokerage fees                                104,240         14,924
  Other income                                            108,708         99,151
                                                       ----------     ----------
     Total noninterest income                             452,236        311,481

Noninterest expense
   Salaries and employee benefits                         838,265        746,306
   Occupancy                                              120,070        112,255
   Data processing                                        171,518        164,084
   Deposit insurance premium                                4,504          4,684
   Professional fees                                       79,161         70,648
   Correspondent bank charges                              62,615         53,373
   Other expense                                          218,814        204,588
                                                       ----------     ----------
     Total noninterest expense                          1,494,947      1,355,938
                                                       ----------     ----------
Income before income taxes                                528,191        530,649
   Income tax expense                                     129,392        128,059
                                                       ----------     ----------

Net income                                             $  398,799     $  402,590
                                                       ==========     ==========
Comprehensive income                                   $  344,347     $  402,106
                                                       ==========     ==========

Basic earnings per common share                        $     0.29     $     0.28
Diluted earnings per common share                      $     0.28     $     0.27

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                  CONSOLIDATED CHANGES IN SHAREHOLDER'S EQUITY
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                                          Unearned
                                                                                                          Employee
                                                                        Additional                          Stock
                                                         Common           Paid in         Retained        Ownership
                                                         Stock            Capital         Earnings       Plan Shares
                                                      ------------     ------------     ------------     ------------
Balance, January 1, 2005                              $     26,407     $ 29,502,677     $ 14,576,087     $   (227,026)

Net income for three months ended March 31,
   2005                                                                                      398,799
Other comprehensive income (loss):
     Net change in unrealized gains (losses)
     on securities available for sale, net of tax


     Total other comprehensive income (loss)


Total comprehensive income (loss)

Cash dividends ($.15 per share year to date)                                                (214,917)

Purchase of 18,500 shares of treasury stock

Issuance of 14,000 shares of treasury stock
   upon exercise of options                                                  (2,503)

3,543 shares committed to be released under
   ESOP                                                                      43,167                            29,261

Purchase of 1,000 treasury shares for RRP                                    11,973
Amortization of RRP contributions
                                                      ------------     ------------     ------------     ------------
Balance at March 31, 2005                             $     26,407     $ 29,555,314     $ 14,759,969     $   (197,765)
                                                      ============     ============     ============     ============

                                                                        Accumulated
                                                         Unearned          Other
                                                       Recognition      Comprehensive                           Total
                                                      and Retention    Income (Loss),      Treasury         Shareholders'
                                                       Plan Shares       Net of Tax          Stock             Equity
                                                      -------------    --------------     ------------      -------------
Balance, January 1, 2005                              $    (50,531)     $    (36,810)     $(17,744,271)     $ 26,046,533

Net income for three months ended March 31,
   2005                                                                                                          398,799
Other comprehensive income (loss):
     Net change in unrealized gains (losses)
     on securities available for sale, net of tax                            (54,452)
                                                                        ------------

     Total other comprehensive income (loss)                                                                     (54,452)
                                                                                                            ------------

Total comprehensive income (loss)                                                                                344,347

Cash dividends ($.15 per share year to date)                                                                    (214,917)

Purchase of 18,500 shares of treasury stock                                                   (396,525)         (396,525)

Issuance of 14,000 shares of treasury stock
   upon exercise of options                                                                    143,183           140,680

3,543 shares committed to be released under
   ESOP                                                                                                           72,428

Purchase of 1,000 treasury shares for RRP                  (22,200)                             10,227                --
Amortization of RRP contributions                            3,833                                                 3,833
                                                      ------------      ------------      ------------      ------------
Balance at March 31, 2005                             $    (68,898)     $    (91,262)     $(17,987,386)     $ 25,996,379
                                                      ============      ============      ============      ============

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                          March 31,
                                                                                    2005              2004
                                                                                ------------      ------------
                                                                                          (Unaudited)
Cash flows from operating activities
      Net income                                                                $    398,799      $    402,590
      Adjustments to reconcile net income
        to net cash from operating activities
           Depreciation and amortization                                             105,489           207,268
           Provisions for loan losses                                                 20,000                --
           Net (gain) loss on sale of:
                Foreclosed real estate and repossessed assets                           (450)           (3,404)
                Loans held for sale                                                  (24,497)          (28,549)
                Securities available for sale                                             --           (18,970)
           Originations of loans held for sale                                      (185,900)       (1,070,649)
           Proceeds from loans sold                                                  210,397           870,848
           Reduction of obligation under ESOP                                         72,428            80,081
           Amortization of RRP                                                         3,833              2062
           Net change in:
                Other assets                                                         131,991           136,918
                Accrued interest receivable                                            2,046            18,808
                Accrued expenses and other liabilities                               186,267           470,465
                                                                                ------------      ------------
                  Total adjustments                                                  521,604           664,878
                                                                                ------------      ------------
                     Net cash from operating activities                              920,403         1,067,468

Cash flows from investing activities
      Purchases of securities available for sale                                  (2,762,438)       (1,751,976)
      Proceeds from maturities and principal payments of:
                Securities available for sale                                      1,792,047         3,385,979
                Securities held to maturity                                           60,000            90,000
      Proceeds from sale of securities available for sale                                 --         1,786,137
      Purchase of life insurance                                                    (200,000)         (600,000)
      Purchase of participation loans                                             (1,632,660)         (192,906)
      Net change in loans                                                          1,546,207        (1,349,482)
      Proceeds from sale of foreclosed real estate and repossessed vehicles           15,350            89,370
      Expenditures on premises and equipment                                         (36,053)         (125,963)
                                                                                ------------      ------------

           Net cash from investing activities                                     (1,217,547)        1,331,159

Cash flows from financing activities
      Net change in deposits                                                       8,837,541         6,861,864
      Advances from FHLB                                                           4,750,000         1,000,000
      Repayment of FHLB advances                                                  (6,750,000)       (2,000,000)
      Payments of demand notes                                                            --                --
      Net change in other borrowed funds                                          (3,034,694)      (11,402,848)
      Dividends paid                                                                (214,917)         (208,881)
      Purchase of treasury stock                                                    (396,525)         (354,199)
      Sale of treasury stock                                                         140,680           148,948
                                                                                ------------      ------------
           Net cash from financing activities                                      3,332,085        (5,955,116)
                                                                                ------------      ------------

Net change in cash and cash equivalents                                            3,034,941        (3,556,489)
Cash and cash equivalents at beginning of period                                   3,385,199         9,333,079
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $  6,420,140      $  5,776,590
                                                                                ============      ============

Cash paid for:
      Interest                                                                  $  1,452,628      $  1,432,939
Non-cash transactions:
      Transfer from loans to foreclosed real estate and repossessed assets      $     87,400      $     26,475

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the three months ended March 31, 2005 and 2004 includes the results of operations of Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp" or "the Company") and its wholly owned subsidiary, First Federal Savings Bank ("First Federal") and its wholly owned subsidiary, Northeast Indiana Financial, Inc. ("Northeast Indiana Financial"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month period reported but should not be considered as indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share are based on weighted-average common shares outstanding. Diluted earnings per common share further assume issuance of any dilutive potential common shares.

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
Earnings Per Common Share
Net income available to common shareholders              $  398,799   $  402,590
                                                         ==========   ==========
   Weighted average common shares outstanding, net of
     unallocated ESOP shares and non-vested RRP shares    1,396,838    1,445,178
                                                         ==========   ==========
Basic Earnings Per Common Share                          $     0.29   $     0.28
                                                         ==========   ==========

Earnings Per Common Share Assuming Dilution
   Net income available to common shareholders           $  398,799   $  402,590
                                                         ==========   ==========
   Weighted average common shares outstanding             1,396,838    1,445,178
   Add: Dilutive effects of assumed exercises of
        incentive stock options and non qualified
        stock options                                        37,557       53,270
                                                         ----------   ----------
   Weighted average and dilutive common shares
     outstanding                                          1,434,395    1,498,448
                                                         ==========   ==========
Diluted earnings per common share                        $     0.28   $     0.27
                                                         ==========   ==========

NOTE 3 - SUSEQUENT EVENT-CASH DIVIDENDS

On April 26, 2005 the Board of Directors of Northeast Indiana Bancorp announced a quarterly cash dividend of $.15 per common share. The dividend will be paid on May 24, 2005 to shareholders of record on May 10, 2005. The payment of the cash dividend will reduce shareholders' equity (second quarter) by approximately $213,000.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE 4 - STOCK REPURCHASE PLAN

On September 29, 2004, Northeast Indiana Bancorp announced a stock repurchase program to repurchase up to 5% of the outstanding shares in the open market as Treasury shares over the next twelve months. This program will include up to 71,268 shares. There were 18,500 common shares repurchased during the quarter ended March 31, 2005 at an average cost of $21.43 per common share. The Company has approximately 37,000 shares that may be repurchased under this existing program.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal regulatory agencies, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2005, the capital requirements for First Federal under those regulatory requirements and First Federal's actual capital ratios. As of March 31, 2005, First Federal substantially exceeded all current regulatory capital standards.

                                                                                   Minimum Required To Be Well
                                                        Minimum Required For         Capitalized Under Prompt
                                        Actual        Capital Adequacy Purposes   Corrective Action Regulations
                                        ------        -------------------------   -----------------------------
                                 Amount       Ratio       Amount        Ratio           Amount        Ratio
                                 ------       -----       ------        -----           ------        -----
                                                              (Dollars in thousands)
Total capital
  (to risk weighted assets)     $25,582       16.76%     $12,213        8.00%          $15,266       10.00%

Tier 1 (core) capital (to
  risk weighted assets)          24,443       16.01%       6,107        4.00%            9,160        6.00%

Tier 1(core) capital (to
  adjusted total assets)         24,443       10.52%       9,292        4.00%           11,615        5.00%

Tier 1 (core) capital (to
  average assets)                24,443       10.71%       9,132        4.00%           11,415        5.00%

NOTE 6 - STOCK OPTIONS

The following proforma information presents net income and basic and diluted earning per common share had the fair value method been used to measure compensation for stock options granted.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

NOTE 6 - STOCK OPTIONS (continued)

The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

                                                      2005          2004
                                                    --------      --------

      Net income as reported                        $398,799      $402,590
      Proforma net income                            392,455       395,502
      Reported earnings per common share
           Basic                                        0.29          0.28
           Diluted                                      0.28          0.27
      Proforma earnings per common share
           Basic                                        0.28          0.27
           Diluted                                      0.27          0.26

No options were granted during the quarters ended March 31, 2005 or March 31, 2004.

Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for 10 year periods and have five year vesting schedules. Information about options available for grant and options granted follows:

                                                                    Weighted-
                                                                     Average
                                         Available     Options      Exercise
                                         For Grant   Outstanding      Price
                                         ---------   -----------      -----

      Balance at January 1, 2005          141,474      100,604      $  11.92
      Options exercised                        --      (14,000)     $  10.05
                                         --------     --------      --------
      Balance at March 31, 2005           141,474       86,604      $  12.23
                                         ========     ========      ========

At March 31, 2005, options outstanding had a weighted average remaining life of approximately 3.08 years. There were 68,604 options exercisable at March 31, 2005 with a weighted-average exercise price of $10.96.

Under newly released accounting guidance in Financial Accounting Standard 123R, future option grants will be required to be expensed beginning with fiscal year 2006. The same treatment will be required on prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants, as well as the vesting periods provided, and so cannot currently be predicted.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

GENERAL

Northeast Indiana Bancorp, Inc. ("Northeast Indiana Bancorp") was formed as a Delaware corporation in March, 1995, for the purpose of issuing common stock and owning all the common stock of First Federal Savings Bank ("First Federal") as a unitary thrift holding company. Prior to the conversion, Northeast Indiana Bancorp did not engage in any material operations and at March 31, 2005, had no significant assets other than the investment in the capital stock of First Federal and cash and cash equivalents.

The principal business of savings banks, including First Federal, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. First Federal's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during the period and the yield earned on such assets. Interest expense is the function of the balances of deposits and borrowings. First Federal's earnings are also affected by provisions for loan losses, service charge and fee income, and other noninterest income, operating expenses and income taxes. Operating expenses consist primarily of salaries and employee benefits, occupancy expenses, data processing and other general administrative expenses.

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

FINANCIAL CONDITION

Northeast Indiana Bancorp's total assets increased $3.9 million or 1.7% from $228.7 million at December 31, 2004 to $232.6 million at March 31, 2005. Cash and cash equivalents increased by $3.0 million, from $3.4 million to $6.4 million primarily through new deposit growth from a retail account promotion that was implemented at the start of the current year.

Net loans receivable were unchanged at $174.8 million at both December 31, 2004 and March 31, 2005. Allowance for loan losses increased approximately $5,000 through the three months ended March 31, 2005, which is discussed in more detail under the non-performing assets and allowance for loan losses section.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

FINANCIAL CONDITION (CONTINUED)

Cash surrender value of life insurance increased $250,000 to $5.4 million at March 31, 2005 as First Federal purchased a new Bank-Owned Life Insurance ("BOLI") policy. Management believes the earnings crediting rate and the tax-advantaged status of the new BOLI will help offset existing expenses related to benefits plans that are currently in place for employees.

Total deposits increased $8.8 million or 7.1% from $124.0 million at December 31, 2004 to $132.8 million at March 31, 2005. Decreases of $2.8 million in time deposits and MMDA accounts were more than offset by strong growth of $11.6 million in NOW, Savings and noninterest bearing accounts. Borrowed funds have been reduced by $5.0 million from decreases in short term borrowings under repurchase agreements and from decreases in FHLB borrowings.

RESULTS OF OPERATIONS

Northeast Indiana Bancorp had net income of $399,000 or $0.28 per diluted common share for the three months ended March 31, 2005 compared to $403,000 or $0.27 per diluted common share for the three months ended March 31, 2004. A significant increase in noninterest income was primarily offset by an increase in noninterest expense between periods and is discussed in more detail below.

Net interest income was unchanged at $1.6 million for the quarters ended March 31, 2005 and March 31, 2004. The Company's net interest margin decreased slightly to 2.96% for the current quarter compared to 3.01% for the year earlier quarter.

The Company made a $20,000 provision for loan loss during the quarter ended March 31, 2005 compared to no provision for loan loss for the quarter ended March 31, 2004. Provision for loan losses is discussed in more detail in the non-performing assets and allowance for loan losses section.

Noninterest income significantly increased by $141,000 or 45.3% to $452,000 for the current period compared to $311,000 during the year earlier period. This increase was primarily due to increases of $89,000 in trust and brokerage fees and $62,000 in service charges on deposit accounts offset by a decrease of $19,000 in gains on the sale of securities. Trust and brokerage fees increased due to the brokerage acquisition that took place late in the quarter ended June 30, 2004 and was related to significant product volumes in that area for the second quarter in a row. Service charges on deposit accounts increased due to the implementation of a new retail overdraft program during the quarter ended June 30, 2004.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Noninterest expense increased $139,000 to $1.5 million for the quarter ended March 31, 2005 compared to $1.4 million for the quarter ended March 31, 2004. This increase came primarily in salaries and employee benefits due to more wages for new personnel in the brokerage subsidiary, increased funding on a defined benefit pension plan, increases in premium payments under a health insurance program for employees, and less deferred loan origination fees due to lower mortgage volumes.

Income tax expense increased slightly to $129,000 for the period ended March 31, 2005 compared to $128,000 for March 31, 2004. The Company's effective tax rate was 24.5% for the quarter ended March 31, 2005 compared to a 24.1% effective tax rate for the quarter ended March 31, 2004.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses calculation based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management established a $20,000 provision for loan losses for the three months ended March 31, 2005 compared to no provision for the same period ended March 31, 2004. This provision level of $20,000 was deemed prudent by management, in light of $15,000 in quarterly net charge-offs, loan balances similar to the prior quarter end and improvements in non-performing assets.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The non-performing assets to total assets ratio is one indicator of the exposure to credit risk. Non-performing assets of First Federal consist of non-accruing loans, troubled debt restructurings and foreclosed real estate and repossessed assets which have been acquired as a result of foreclosure. The following table summarizes, in thousands, the various categories of non-performing assets:

                                                     March 31,  December 31,
                                                       2005         2004
                                                      ------       ------
      Non-performing loans
         One-to-four-family                           $  258       $  272
         Commercial real estate                        1,103        1,327
         Consumer                                         64          111
         Commercial                                        1            3
                                                      ------       ------
            Total                                      1,426        1,713
                                                      ------       ------
      Foreclosed real estate
         One-to-four-family                              129           54
         Commercial real estate                          150          150
                                                      ------       ------
            Total                                     $  279       $  204
                                                      ------       ------
      Repossessed Assets
            Consumer                                       4            7
                                                      ------       ------
            Total                                     $    4       $    7
                                                      ------       ------
            Total non-performing assets               $1,709       $1,924
                                                      ======       ======
            Total non-performing assets as a
                percentage of total assets              0.73%        0.84%
                                                      ======       ======

Non-performing assets decreased $215,000 to $1.7 million at March 31, 2005 from the $1.9 million reported at December 31, 2004. One borrower continues to comprise $688,000 or 40.3% of the $1.7 million in total non-performing assets reported at March 31, 2005. Management has already established a specific reserve to cover potential losses related to this borrower and does not anticipate any further loss at this time.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents an analysis of Northeast Indiana Bancorp's allowance for loan losses for the three months ended March 31, 2005 and March 31, 2004:

                                                      Three Months Ended
                                                           March 31,
                                                   2005                2004
                                               --------------------------------

Balance at beginning of period                 $  1,357,505        $  1,772,109

Charge-offs:
     One-to-four family                               7,029                  --
     Commercial real estate                              --                  --
     Commercial                                       1,305                  --
     Consumer                                        59,183             112,191
                                               --------------------------------
                                                     67,517             112,191
                                               --------------------------------
Recoveries:
     One-to-four family                                  --                  --
     Commercial real estate                           7,892                  --
     Commercial                                      11,552                  --
     Consumer                                        33,520              34,331
                                               --------------------------------
                                                     52,964              34,331
                                               --------------------------------

Net Charge-offs                                      14,553              77,860
Additions charged to operations                      20,000                  --
                                               --------------------------------
Balance at end of period                       $  1,362,952        $  1,694,249
                                               ================================

Ave. gross loans and loans HFS                 $178,021,822        $169,170,841

Ratio of net charge-offs during
the period to average loans
outstanding during the period
(annualized)                                           0.03%               0.18%

Average non-performing loans                   $  1,425,965        $  2,804,894
Ratio of net charge-offs during
the period to average non-
performing loans (annualized)                          4.08%              11.10%

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Impaired loans at March 31, 2005 were $2.2 million unchanged from the $2.2 million reported at December 31, 2004. As of March 31, 2005, management has set aside $320,000 in specific reserves against the balances of these impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

First Federal is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision (OTS). Those capital requirements follow: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total assets, and a core capital ratio expressed as a percent of total adjusted assets. At March 31, 2005, First Federal exceeded all regulatory capital standards.

At March 31, 2005 First Federal's risk based capital was $25.6 million or 16.8% of risk adjusted assets, which exceeds the OTS requirement of $12.2 million and 8.0% by $13.4 million and 8.8%. First Federal's core capital at March 31, 2005 was $24.4 million or 10.7% of average assets, which exceeds the OTS requirement of $9.1 million, and 4.0% by $15.3 million and 6.7%. See Note 5 of Notes to Consolidated Financial Statements (Unaudited).

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

The Company repurchased 18,500 common shares on the open market at an average cost of $21.43, for a total cost of $396,525 during the quarter ended March 31, 2005. The Company has approximately 37,000 shares that may be repurchased under the current stock repurchase program.

First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At Northeast Indiana Bancorp's annual stockholder meeting to be held June 15, 2005, its stockholders will be asked to approve amendments to the company's Certificate of Incorporation that will result in a reverse/forward stock split transaction. If the split transaction is completed our registered stockholders who hold only fractional shares after giving effect to a 1-for-125 reverse stock split will receive a payment of $23.50 per share for each pre-split share.

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
         ITEM 2 -MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

These registered stockholders with fewer than 125 shares prior to the reverse stock split will cease to own shares in Northeast Indiana Bancorp and will become entitled only to a cash payment for their shares. Northeast Indiana Bancorp expects to pay approximately $445,000 to those shareholders in the aggregate in the reverse stock split, based on current shareholdings. Immediately after it completes the reverse stock split and identifies those shareholders entitled to payment for their pre-split shares, the company intends to complete a forward stock split in which each share of common stock held by stockholders not cashed out in the reverse stock split will be converted into 125 shares of common stock post-split. As a result, registered stockholders who hold 125 or more shares prior to the split transaction will ultimately hold the same number of shares following the split transaction. The effect of the split transaction will be to reduce the number of shareholders of record of the company to fewer than 300, which will allow Northeast Indiana Bancorp to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                         ITEM 3 -CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e) The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------------
                                (a)                   (b)                  (c)                  (d)

                                                                    Total Number of      Maximum
                                                                    Shares               Number of
                                                                    Purchased as         Shares That
                                                                    Part of Publicly     May Yet Be
                           Total Number of                          Announced            Purchased
                           Shares               Average Price       Plans or             Under the Plans
Period                     Purchased (1)        Paid per Share      Programs (1)         or Programs (1)
--------------------------------------------------------------------------------------------------------
1/1/05 - 1/31/05                   --               $   --                   --               55,138
--------------------------------------------------------------------------------------------------------
2/1/05 - 2/28/05                3,500               $21.65                3,500               51,638
--------------------------------------------------------------------------------------------------------
3/1/05 - 3/31/05               15,000               $21.38               15,000               36,638
--------------------------------------------------------------------------------------------------------
Total:                         18,500               $21.43               18,500               36,638
                               ------               ------               ------
--------------------------------------------------------------------------------------------------------

(1) We repurchased an aggregate of 18,500 shares of our common stock pursuant to the repurchase program that we publicly announced on September 29, 2004 (the "Program").

--------------------------------------------------------------------------------

                         NORTHEAST INDIANA BANCORP, INC.
                                     PART II
                                Other Information
                                   (Continued)

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS

      None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTHEAST INDIANA BANCORP, INC.


Date: May 12, 2005                     By: /S/ STEPHEN E ZAHN

                                           Stephen E. Zahn
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date: May 12, 2005                     By: /S/ RANDY J SIZEMORE

                                           Randy J. Sizemore
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)

--------------------------------------------------------------------------------